Form 10QSB
period 2004-01-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2004-03-15
CIK 1160798

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                -------------

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004


                                          or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 For the transition period from to

                                -------------

                     Commission file number: 333-106299


                      ADVANCED SPORTS TECHNOLOGIES, INC.
    (Exact Name of Small Business Issuer as Specified in Its Charter)

                                 -------------


                Florida                          65-1139235
       (State of incorporation)    (I.R.S. Employer Identification No.)

                                9700 Via Emilie
                             Boca Raton, FL 33428
                   (Address of principal executive offices)


                Registrant's telephone number: (561) 477-1567

                                 -------------


Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of January 31, 2004 was 5,548,750 and there were 41 stockholders of record.

Advanced Sports Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information



Item 1.  Financial Statements (Unaudited)


         Balance Sheet - January 31, 2004

         Statement of Operations

         Statement of Cash Flow

         Notes to Financial Statements


Item 2.  Management's Discussion and Analysis or Plan of Operation


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K


Signatures

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                           AS OF JANUARY 31, 2004

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


PAGE    1      CONDENSED BALANCE SHEET AS OF JANUARY 31, 2004 (UNAUDITED)

PAGE    2      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND
               SIX MONTHS ENDED JANUARY 31, 2004 AND 2003 AND FOR
               THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO
               JANUARY 31, 2004 (UNAUDITED)

PAGE    3      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
               DEFICIENCY FOR THE PERIOD FROM AUGUST 9, 2001
               (INCEPTION) TO JANUARY 31, 2004 (UNAUDITED)

PAGE    4      CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX
               MONTHS ENDED JANUARY 31, 2004 AND 2003 AND FOR THE
               PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO JANUARY
               31, 2004 (UNAUDITED)

PAGES 5 - 9    NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                       ADVANCED SPORTS TECHNOLOGIES, INC
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                            AS OF JANUARY 31, 2004
                            ----------------------
                                 (UNAUDITED)


                                  ASSETS
                                  ------


CURRENT ASSETS
 Cash                                            $    9,993
                                                  ----------
   Total Current Assets                               9,993
                                                  ----------

OTHER ASSETS
 Deferred offering costs                             11,000
                                                  ----------

TOTAL ASSETS                                     $   20,993
                                                  ==========



                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                ----------------------------------------

CURRENT LIABILITIES
 Accounts payable                                $      928
 Accounts payable - related parties                 100,000
 Loans payable - related parties                     10,000
                                                  ----------
   Total Current Liabilities                        110,928
                                                  ----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value,
  20,000,000 shares authorized, none issued
  and outstanding                                         -
 Common stock, $0.0001 par value, 100,000,000
  shares authorized, 5,548,750 shares issued
  and outstanding                                       555
 Additional paid in capital                         254,571
 Accumulated deficit during development stage      (170,061)
 Less: deferred compensation                       (175,000)
                                                  ----------
   Total Stockholders' Deficiency                   (89,935)
                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $   20,993
                                                  ==========


See accompanying notes to condensed financial statements.

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (UNAUDITED)




                                                                                                         For the Period
                                                                                                            From
                                         For the Three    For the Three   For the Six   For the Six      August 9, 2001
                                         Months Ended     Months Ended    Months Ended  Months Ended     (Inception)
                                         January          January         January       January          to January
                                         31, 2004         31, 2003        31, 2004      31, 200s         31, 2004
                                         ----------      ----------      -----------   ---------       ---------

OPERATING EXPENSES
 Royalty expense                         $   50,000      $        -      $    50,000   $        -       $  50,000
 In-kind contribution of services             6,000           6,000           12,000       10,000          58,000
 Professional fees                                -             174            6,771        5,790          61,343
 General and administrative                       -               -               20           20             718
                                          ----------      ----------      -----------   ----------       ---------
    Total Operating Expenses                 56,000           6,174           68,791       15,810         170,061
                                          ----------      ----------      -----------   ----------       ---------
LOSS FROM OPERATIONS                        (56,000)         (6,174)         (68,791)     (15,810)       (170,061)

Provision for Income Taxes                        -               -                -            -               -
                                          ----------      ----------      -----------   ----------       ---------
NET LOSS                                 $  (56,000)     $   (6,174)     $   (68,791)  $  (15,810)      $(170,061)
                                          ==========      ==========      ===========   ==========       =========

Net loss per share - basic and diluted   $     (0.01)    $        -      $     (0.01)  $        -       $   (0.03)
                                          ==========      ==========      ===========   ==========       =========

Weighted average number of
shares outstanding during
the period - basic and
diluted                                    5,548,750       5,406,304       5,548,750    5,375,027       5,345,086
                                          ==========      ==========      ===========   =========       =========



                See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO JANUARY 31,2004
        -----------------------------------------------------------------
                                  (UNAUDITED)



                                                                                          Accumulated
                                   Preferred Stock       Common Stock         Additional  Deficit During
                                   ---------------       ------------         Paid-in      Development   Deferred
                                   Shares   Amount    Shares       Amount     Capital      Stage         Compensation   Total
                                   ------   ------    ------       ------     -------      -------       ------------  -------
Common stock issued to founder
($.002 per share)                       -       -      5,000,000    $   500   $   9,500     $      -      $       -    $   10,000

Common stock issued for cash
($.02 per share)                        -       -        343,750         34       6,841            -              -         6,875

In-kind contribution of services        -       -              -          -      24,000            -              -        24,000

Net loss for the period
from August 9, 2001
(inception) to July 31, 2002            -       -              -          -           -      (34,438)             -       (34,438)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2002                  -       -      5,343,750        534      40,341      (34,438)             -         6,437

Common shares transferred to new
president by principal stockholder      -       -              -          -     175,000            -       (175,000)            -

Common stock issued for cash
($.05 per share)                        -       -        105,000         11       5,240            -              -         5,251

Common Stock issued for license         -       -        100,000         10         (10)           -              -             -

In-kind contribution of services        -       -              -          -      22,000            -              -        22,000

Net loss, 2003                          -       -              -          -           -      (66,832)             -       (66,832)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2003                  -       -      5,548,750    $    555  $ 242,571    $(101,270)     $(175,000)    $ (33,144)

In-kind contribution of services        -       -              -           -     12,000            -              -        12,000

Net loss for the six month
period ending January 31, 2004          -       -              -           -          -      (68,791)             -       (68,791)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, JANUARY 31, 2004               -    $  -      5,548,750    $    555  $ 254,571    $(170,061)     $(175,000)    $ (89,935)
                                   =======   =====     ==========   ========  ==========    ==========     ===========  ===========





               See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                        ----------------------------------
                                   (UNAUDITED)



                                                                                                                For the Period
                                                                          For the             For the         from August 9, 2001
                                                                       Six Months Ended    Six Months Ended (Inception) to July 31,
                                                                       January 31, 2004    January 31, 2003   January 31, 2004
                                                                       ----------------    --------------     --------------

Cash flows from operating activities:
        Net loss                                                       $  (68,791)       $  (15,810)           $ (170,061)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
        Stock issued for services and expense reimbursement                   -                   -                10,000
        In-kind contribution of services                                   12,000            10,000                58,000
        Changes in operating assets and liabilities
         Accounts payable                                                    (225)                -                   928
         Accounts payable, related party                                   50,000            10,000               100.000
                                                                       -----------       -----------            -----------
        Net Cash Provided by (Used in) Operating Activities                (7,016)            4,190                (1,133)
                                                                       -----------       -----------            -----------


Cash flows from Financing Activities:
        Proceeds from loans payable - related parties                      10,000                 -                10,000
        Proceeds from issuance of common stock                                  -                 -                 1,126
                                                                       -----------       -----------            -----------
        Net Cash Provided by Financing Activities                          10,000                 -                 1,126
                                                                       -----------       -----------            -----------

        NET INCREASE IN CASH                                                2,984             4,190                 9,993

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    7,009             6,437                     -
                                                                       -----------       -----------            -----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    9,993        $   10,627            $    9,993
                                                                       ===========       ===========            ===========


           See accompanying notes to condensed financial statements.

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF JANUARY 31, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)



NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

(A) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization
----------------

Advanced Sports Technologies, Inc. (a development stage company)
(the "Company") was incorporated in Florida on August 9, 2001, and has elected a fiscal year end of July 31.

The Company plans to build a direct marketing company that develops and markets premium quality, premium priced, branded fitness or exercise equipment. The Company intends to market its products directly to consumers through a variety of direct marketing channels, including spot television commercials, infomercials, print media, direct response mailings, and the internet.

Activities during the development stage include developing the corporate infrastructure, implementing the business plan, and raising capital.

(C) Use of Estimates
--------------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Income Taxes
----------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF JANUARY 31, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)



liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(E) Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of January 31, 2004 and 2003, there were no common share equivalents outstanding.

NOTE 2	LICENSE AGREEMENT
------  -----------------

On January 3, 2003 (the "Effective Date"), the Company executed a non-exclusive license agreement with Exerciting, LLC ("Exerciting", a related party). The term is from the Effective Date until the last licensed patent has expired or abandonment of the last to be abandoned patent application, whichever is later. As consideration for entering into the agreement, the Company will pay royalties as discussed below and issue 100,000 shares of its common stock to the members of the licensor. This non-cash exchange was valued at the zero historical carryover basis of the contributing party (principals of Exerciting). In connection with the license agreement, the principals of Exerciting are brothers of the Company's president, and thus are considered related parties (See Notes 3(A) and 5).

The licensing agreement gives the Company all rights associated with the Better Buns product, which is a portable gym. The Company also acquired the right to use all marketing material developed by Exerciting. The terms of the license agreement require the Company to achieve certain minimum sales figures on an annual basis or pay minimum royalty payments regardless of sales achieved. The Company agrees to pay royalties equal to eight percent of gross revenues received in any quarter to be payable within forty-five days of the end of each quarter. Beginning with fiscal quarter ending January 31, 2004 and each quarter thereafter the quarterly minimum royalty payable will be $50,000 to be paid within forty-five days after each quarter end.

If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license. Accordingly, the Company will recognize the minimum royalty expense as incurred over the contract term.

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF JANUARY 31, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)




NOTE 3	STOCKHOLDERS' DEFICIENCY
------  ------------------------

(A) Common Stock Issuances
--------------------------

At inception, the Company issued 5,000,000 common shares with a par value of $500 to its founder, which was settled by forgiveness of an accrued expense reimbursement totaling $10,000 (See Note 5).

In 2002, the Company issued 343,750 common shares pursuant to a Rule 504 offering at $.02 per share. The Company received proceeds of $6,875.

From inception to January 31, 2004, the Company's current and former president contributed services having a fair value of $58,000 (See Note 5).

In 2003, the Company issued 105,000 common shares pursuant to a Rule 504 offering at $.05 per share. The Company received proceeds of $5,250.

In January 2003, the Company issued 100,000 common shares as consideration for entering into a license agreement (See Note 2).

In January 2003, upon reliance on APB 25, a principal stockholder, in what is deemed to be an effective capital contribution to the Company, transferred 3,500,000 shares of common stock to the Company. Simultaneously, the Company effectively issued 3,500,000 shares of common stock to its new president in exchange for future services. The shares issued have a fair value based on the recent cash offering price of $.05 per share for an aggregate $175,000. These shares owned by the president are not transferable and bear a substantial risk of forfeiture if services are not performed for the Company within two years from when the Company had issued the 3,500,000 shares. As a result, the Company has recorded deferred compensation with a corresponding credit to additional paid-in capital for $175,000. Compensation will be recognized at the point in which services are performed. If services are not performed for the Company within two years, the 3,500,000 transferred shares revert to the principal stockholder (See Note 5).

(B) In-Kind Contribution
------------------------

During 2002, the Company recorded additional paid in capital of $24,000 for the fair value of services contributed to the Company by its president (See Note 5).

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF JANUARY 31, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)





During 2003, the Company recorded additional paid in capital of $22,000 for the fair value of services contributed to the Company by its president (See Note 5).

During the six months ended January 31, 2004, the Company recorded additional paid in capital of $12,000 for the fair value of services contributed to the Company by its president (See Note 5).

NOTE 4	LOAN PAYABLE - STOCKHOLDERS
------  ---------------------------

During 2003, the Company received working capital loans of $5,000 from its President and $5,000 from a principal stockholder aggregating $10,000. The loans are non-interest bearing, unsecured and due on demand (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS
------  --------------------------

The Company's founder and principal stockholder paid for a subscription of 5,000,000 shares of common stock in 2001 with $10,000 in reimbursable expenses (See Note 3).

From inception to January 31, 2004, the Company's current and former president contributed services having a fair value of $58,000 (See Note 3).

Accounts payable to a related party is payable to a principal stockholder, director and a company owned by a brother of the Company's president. The balance owed at July 31, 2003 was $50,000.

In 2003, the Company entered into a license agreement with a Company owned by the brother of the Company's president. The Company has recorded an accounts payable to related parties of $50,000 at January 31, 2004 in accordance with the license agreement (See Note 2).

In January 2003, a principal stockholder transferred 3,500,000 shares of common stock to the Company's new president having a fair value of $175,000 (See Note 3).

During 2003, the Company received working capital loans from its president and a principal stockholder aggregating $10,000 (See
Note 4).

NOTE 6	GOING CONCERN
------  -------------

As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF JANUARY 31, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)



The Company is negotiating with capital funding sources and service providers to implement its business plan, and searching for other products to license or acquire for introduction. Management believes that actions presently being taken to raise capital, implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results and Plan of Operations
---------------------------------

     For the period from inception through January 31, 2004 no revenue was generated. Management has successfully licensed the intellectual property rights to the portable gym which is protected under U.S. patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957 which we intend to be our first direct marketed product. All patents, trademarks and other intellectual property associated with this product are owned by Exerciting LLC, which is owned by our CEO's brothers and is the entity with which we have entered our licensing agreement. We intend to market our products directly to consumers through a variety of direct marketing channels, including spot television commercials, infomercials, print media, direct response mailings and the Internet. We intend to either develop internally, license or acquire the rights to products to market in these manners. There can be no assurance that we will find any other products, nor can there be assurance that revenue will be generated, meet or exceed expectations in the future.

     Our President has been involved with and consulted in the developing and/or direct marketing of fitness equipment for over 15 years. Mr. Olschansky has assisted in the production of infomercials for fitness products as well as the prototyping of the actual products themselves. Our President intends to attempt to leverage relationships he has and identify products that may be available for licensing or acquisition. Once identified, we will attempt to negotiate a contract in order to gain the rights to produce and/or market such products. We also intend to eventually either hire designers or contract for designers to produce products specifically for us.

     The majority of our research and development has been and will continue to be completed by having personal trainers and physical therapist test and work with the "Better Buns" in the field to help us design and perfect various workouts to be performed by the end user. We also intend to interview such trainers and therapists regarding what fitness products currently on the market are inadequate and work with such individuals to design potential new products.

     We incurred expenses from inception to January 31, 2004 of
$170,061 which also equaled our loss during that period.  This amount was financed primarily through $12,126 of receipts from equity subscriptions, loans of $10,000, $58,000 of in kind contribution of services by our president and common stock with a fair value of $10,000 that were issued for services rendered. Our loss
per share through this date was de minimus.   Our sole current officer
has agreed to contribute the value of his services until we raise a minimum of $250,000 or achieve revenues of $500,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space. We anticipate relocating from this space to a leased space, which would also be in Boca Raton, Florida within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

     Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low cash requirement and the cooperation of our management in deferring salaries, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next 12 months.

     Management bases this belief on the low cash flow requirement we are currently experiencing as a result of our rent free office arrangement, the oral agreement of our officer to contribute the value of his services as described above and the oral agreement from our legal counsel to not seek payment for services performed relating to this offering or any prior services until we have begun generating revenues. Please note, however, that the agreements by our officer and our legal counsel are not contractually binding and such individuals could unilaterally demand payment at any time. We will not, however, be able to commence marketing or production of any products, including the product referred herein as the Better Buns, unless and until we have raised additional funding. Fully executing our business plan will significantly change our cash needs and monthly burn rate and we will not be able to begin such execution until we have raised substantial additional resources.

     Implementation of our business plan requires achieving specific milestones. One of the most significant milestones that needed to be achieved was acquisition of a patented, differentiable product. By acquiring the rights to Better Buns we have achieved such milestone already and have done so without the requirement of expending cash.

     The next milestone we need to achieve is the production of a long format infomercial to be aired on television. We hope to produce such infomercial during Spring, 2004 and anticipate that such production will cost approximately $70,000. Our President has worked on the production of several infomercials and has relationships with infomercial production companies.

     Simultaneous with the infomercial being produced we need to order Better Buns units in order to have inventory to sell. We intend to order such units at least two weeks prior to the completion of the infomercial. We anticipate placing an initial order for approximately $15,000 worth of units. In order to keep our costs as low as possible we intend to outsource the production of the units.

     Once the infomercial is produced we will need to purchase media time in order to achieve sales. We anticipate initial media buys of approximately $10,000, which would occur beginning the month following completion of the infomercial. The goal of the infomercial will be for it to generate sufficient revenue to finance acquisition of additional Better Buns units and to self perpetuate media buys.

     We also intend to create a website that would be advertised in the infomercial and which would allow potential customers to learn more about the product and order the product if they did not order using the 800 number in the infomercial. We anticipate an initial expenditure of $5,000 for production of the website and would hope to complete the website by March 31, 2004.

     The above description of milestones and expenditures assumes we are able to raise funding of $100,000. In the event we raise a greater or lesser amount adjustments in our expenditures would be made. If we are able to raise a greater amount we would also use funds to design and produce an instructional manual for inclusion with the units sold. If we are unable to raise greater funding we intend to initially create a simple word processing document describing the exercises that can be done.


Liquidity and Capital Resources
------------------------------------------

     We are currently insolvent, our current liabilities exceed our current assets and may continue to do so in the future. As of January 31, 2003 we had $9,993 in cash available to execute our business plan. As we anticipate needing a minimum of $100,000 in order to execute our business plan in a meaningful way over the next year, the available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to produce both our infomercial and inventory. We anticipate that receipt of such financing may require granting a security interest in the infomercial or units we would produce, but are willing to grant such interest to secure the necessary funding.

     Through January 31, 2004 we have spent a total of $62,061 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $12,126 and from loans totaling $10,000.

     To date, we have managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer has agreed not to draw a salary until a minimum of $250,000 in funding is obtained or until we have achieved $500,000 in gross revenues. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

     Given our low monthly cash flow requirement and the agreement of our officer, management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next twelve months.

     In the early stages of our business plan, we will need cash for marketing and production of products and for production and airing of an infomercial. We anticipate that during the first year, in order to execute our business plan to any meaningful degree, we would need to spend a minimum of $100,000 on such endeavors. We hope to raise these funds through this offering. If we are unable to raise the funds through this offering we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. Even if we sell all shares offered through this registration statement, we expect that we will seek additional financing in the future.
However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See
Note 5 of our financial statements.


Uncertainties
-----------------

     There is intense competition in the fitness equipment industry with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into the fitness equipment industry.

Forward Looking Statements

     Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, our ability to obtain a meaningful degree of consumer acceptance for our products now and in the future, our ability to market our products on a global basis at competitive prices now and in the future, our ability to maintain brand-name recognition for our products now and in the future, our ability to achieve adequate intellectual property protection, our ability to obtain and retain sufficient capital for future operations, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Item  3.         Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Part II - Other Information

Item 1.

There are no reportable events for Item 1 through Item 5.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended January 31, 2004.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ADVANCED SPORTS TECHNOLOGIES, INC.

March 12, 2004  By: /s/ Curtis Olschansky
                --------------------------
		Curtis Olschansky
		Principal Executive Officer,
                President, Principal Financial
                Officer, Prinicpal Accounting
                Officer and Director

CERTIFICATIONS

I, Curtis Olschansky, Chief Executive Officer and Chief Financial
Officer of Advanced Sports Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Sports Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2004

/s/ Curtis Olschansky
---------------------
Curtis Olschansky
Chief Executive Officer and Chief Financial Officer

EX-99.1

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Advanced Sports Technologies, Inc. for the quarter ended January 31, 2004, I, Curtis Olschansky Chief Executive Officer and Chief Financial Officer of Advanced Sports Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	such Report on Form 10-QSB for the quarter ended January 31, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Report on Form 10-QSB for the quarter ended January 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Advanced Sports Technologies, Inc.

March 12, 2004


                    By:/s/Curtis Olschansky
                    --------------------------
                    Curtis Olschansky
                    Chief Executive Officer and Chief Financial Officer