Form 10QSB
period 2004-04-30
ADVANCED SPORTS TECHNOLOGIES INC
filed 2004-06-09
CIK 1160798

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004


                                          or

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

                                 -------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of June 7, 2004 was 5,548,750 and there were 41 stockholders of record.

Advanced Sports Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information

Page
----

Item 1.  Financial Statements (Unaudited)


         Balance Sheet - April 30, 2004

         Statement of Operations

         Statement of Cash Flow

         Notes to Financial Statements


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K...........................


Signatures..........................................................

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                           AS OF APRIL 30, 2004

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


PAGE    1      CONDENSED BALANCE SHEET AS OF APRIL 30, 2004 (UNAUDITED)

PAGE    2      CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND
               NINE MONTHS ENDED APRIL 30, 2004 AND 2003 AND FOR
               THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO
               APRIL 30, 2004 (UNAUDITED)

PAGE    3      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
               DEFICIENCY FOR THE PERIOD FROM AUGUST 9, 2001
               (INCEPTION) TO APRIL 30, 2004 (UNAUDITED)

PAGE    4      CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE
               MONTHS ENDED APRIL 30, 2004 AND 2003 AND FOR THE
               PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO JANUARY
               31, 2004 (UNAUDITED)

PAGES 5 - 9    NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                       ADVANCED SPORTS TECHNOLOGIES, INC
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                             AS OF APRIL 30, 2004
                            ----------------------
                                 (UNAUDITED)


                                  ASSETS
                                  ------


CURRENT ASSETS
 Cash                                            $    7,021
                                                  ----------
   Total Current Assets                               7,021
                                                  ----------

OTHER ASSETS
 Deferred offering costs                             11,000
                                                  ----------

TOTAL ASSETS                                     $   18,021
                                                  ==========



                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                ----------------------------------------

CURRENT LIABILITIES
 Accounts payable - related parties                 150,000
 Loans payable - related parties                     10,000
                                                  ----------
   Total Current Liabilities                        160,000
                                                  ----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value,
  20,000,000 shares authorized, none issued
  and outstanding                                         -
 Common stock, $0.0001 par value, 100,000,000
  shares authorized, 5,548,750 shares issued
  and outstanding                                       555
 Additional paid in capital                         260,571
 Accumulated deficit during development stage      (228,105)
 Less: deferred compensation                       (175,000)
                                                  ----------
   Total Stockholders' Deficiency                  (141,979)
                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $   18,021
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

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (UNAUDITED)




                                                                                                         For the Period
                                                                                                            From
                                         For the Three    For the Three   For the Nine  For the Nine     August 9, 2001
                                         Months Ended     Months Ended    Months Ended  Months Ended     (Inception)
                                         April            April           April         April            to April
                                         30, 2004         30, 2003        30, 2004      30, 2003         30, 2004
                                         ----------      ----------      -----------   ---------       ---------

OPERATING EXPENSES
 Royalty expense                         $   50,000      $        -      $    50,000   $        -       $  50,000
 In-kind contribution of services             6,000           6,000           18,000       16,000          64,000
 Professional fees                            1,474          35,270            8,245       41,060          62,817
 General and administrative                     570             201              590          221           1,288
                                          ----------      ----------      -----------   ----------       ---------
    Total Operating Expenses                 58,044          41,471          126,835       57,281         228,105
                                          ----------      ----------      -----------   ----------       ---------
LOSS FROM OPERATIONS                        (58,044)        (41,471)        (126,835)     (57,281)       (228,105)

Provision for Income Taxes                        -               -                -            -               -
                                          ----------      ----------      -----------   ----------       ---------
NET LOSS                                 $  (58,044)     $  (41,471)     $  (126,835)  $  (57,281)      $(228,105)
                                          ==========      ==========      ===========   ==========       =========

Net loss per share - basic and diluted   $    (0.01)     $    (0.01)     $     (0.02)  $     (0.01)     $   (0.04)
                                          ==========      ==========      ===========   ==========       =========

Weighted average number of
shares outstanding during
the period - basic and
diluted                                    5,548,750       5,548,750       5,548,750    5,432,089       5,364,100
                                          ==========      ==========      ===========   =========       =========



                See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO APRIL 30,2004
        -----------------------------------------------------------------
                                  (UNAUDITED)



                                                                                          Accumulated
                                   Preferred Stock       Common Stock         Additional  Deficit During
                                   ---------------       ------------         Paid-in      Development   Deferred
                                   Shares   Amount    Shares       Amount     Capital      Stage         Compensation   Total
                                   ------   ------    ------       ------     -------      -------       ------------  -------
Common stock issued to founder
($.002 per share)                       -       -      5,000,000    $   500   $   9,500     $      -      $       -    $   10,000

Common stock issued for cash
($.02 per share)                        -       -        343,750         34       6,841            -              -         6,875

In-kind contribution of services        -       -              -          -      24,000            -              -        24,000

Net loss for the period
from August 9, 2001
(inception) to July 31, 2002            -       -              -          -           -      (34,438)             -       (34,438)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2002                  -       -      5,343,750        534      40,341      (34,438)             -         6,437

Common shares transferred to new
president by principal stockholder      -       -              -          -     175,000            -       (175,000)            -

Common stock issued for cash
($.05 per share)                        -       -        105,000         11       5,240            -              -         5,251

Common Stock issued for license         -       -        100,000         10         (10)           -              -             -

In-kind contribution of services        -       -              -          -      22,000            -              -        22,000

Net loss, 2003                          -       -              -          -           -      (66,832)             -       (66,832)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2003                  -       -      5,548,750    $    555  $ 242,571    $(101,270)     $(175,000)    $ (33,144)

In-kind contribution of services        -       -              -           -     18,000            -              -        18,000

Net loss for the nine month
period ending April 30, 2004            -       -              -           -        -       (126,835)             -      (126,835)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, APRIL 30, 2004                 -    $  -      5,548,750    $    555  $ 260,571    $(228,105)     $(175,000)    $(141,979)
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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                        ----------------------------------
                                   (UNAUDITED)



                                                                                                              For the Period
                                                                          For the             For the         from August 9, 2001
                                                                     Nine Months Ended   Nine Months Ended  (Inception) to July 31,
                                                                       APRIL 30, 2004      APRIL 30, 2003     APRIL 30, 2004
                                                                       ----------------    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $ (126,835)       $  (57,281)           $ (228,105)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
         Stock issued for services and expense reimbursement                   -                 -                 10,000
         In-kind contribution of services                                  18,000            16,000                64,000
        Changes in operating assets and liabilities
         Accounts payable                                                  (1,153)               -                     -
         Accounts payable, related parties                                100,000            39,000               150,000
                                                                       -----------       -----------            -----------
        Net Cash Used in Operating Activities                              (9,988)           (2,281)               (4,105)
                                                                       -----------       -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES                                           -                 -                     -
                                                                       -----------       -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loans payable - related parties                          -                 -                 10,000
        Proceeds from issuance of common stock                                 -              5,250                 1,126
                                                                       -----------       -----------            -----------
          Net Cash Provided by Financing Activities                        10,000             5,250                11,126
                                                                       -----------       -----------            -----------

        NET INCREASE (DECREASE) IN CASH                                    (9,988)            2,969                 7,021

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   17,009             6,437                    -
                                                                       -----------       -----------            -----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    7,021        $    9,406            $    7,021
                                                                       ===========       ===========            ===========


           See accompanying notes to condensed financial statements.

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF APRIL 30, 2004 AND 2003
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

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF APRIL 30, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)


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

(E) Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of April 30, 2004 and 2003, there were no common share equivalents outstanding.

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

The licensing agreement gives the Company all rights associated with the Better Buns product, which is a portable gym. The Company also acquired the right to use all marketing material developed by Exerciting. The terms of the license agreement require the Company to achieve certain minimum sales figures on an annual basis or pay minimum royalty payments regardless of sales achieved. The Company agrees to pay royalties equal to eight percent of gross revenues received in any quarter to be payable within forty-five days of the end of each quarter. Beginning with fiscal quarter ending APRIL 30, 2004 and each quarter thereafter the quarterly minimum royalty payable will be $50,000 to be paid within forty-five days after each quarter end.

If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license. Accordingly, the Company will recognize the minimum royalty expense as incurred over the contract term.

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF APRIL 30, 2004 AND 2003
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

From inception to APRIL 30, 2004, the Company's current and former president contributed services having a fair value of $58,000 (See Note 5).

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

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF APRIL 30, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)



During the nine months ended April 30, 2004, the Company recorded additional paid in capital of $18,000 for the fair value of services contributed to the Company by its president (See Note 5).

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

From inception to April 30, 2004, the Company's current and former president contributed services having a fair value of $67,000 (See
Note 3).

Accounts payable to a related party is payable to a principal stockholder, director and a company owned by a brother of the Company's president. The balance owed at April 30, 2004 was $50,000.

In 2003, the Company entered into a license agreement with a Company owned by the brother of the Company's president. The Company has recorded an accounts payable to related parties of $100,000 at April 30, 2004 in accordance with the license agreement (See Note 2).

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

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF APRIL 30, 2004 AND 2003
                        -------------------------------
                                  (UNAUDITED)



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

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results and Plan of Operations
---------------------------------

     For the period from inception through April 30, 2004 no revenue was generated. Management has successfully licensed the intellectual property rights to the portable gym which is protected under U.S. patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957 which we intend to be our first direct marketed product. All patents, trademarks and other intellectual property associated with this product are owned by Exerciting LLC, which is owned by our CEO's brothers and is the entity with which we have entered our licensing agreement. We intend to market our products directly to consumers through a variety of direct marketing channels, including spot television commercials, infomercials, print media, direct response mailings and the Internet. We intend to either develop internally, license or acquire the rights to products to market in these manners. There can be no assurance that we will find any other products, nor can there be assurance that revenue will be generated, meet or exceed expectations in the future.

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

     We incurred expenses from inception to April 30, 2004 of
$228,105 which also equaled our loss during that period. This amount was financed primarily through $12,126 of receipts from equity subscriptions, loans of $10,000 and $10,000 worth of restricted shares of our common stock that were issued for services rendered. Our loss
per share through this date was de minimus.   Our sole current officer
has agreed to contribute the value of his services until we raise a minimum of $250,000 or achieve revenues of $500,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space. We anticipate relocating from this space to a leased space, which would also be in Boca Raton, Florida within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

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

     The next milestone we need to achieve is the production of a long format infomercial to be aired on television. We hope to produce such infomercial during 2004 and anticipate that such production will cost approximately $70,000. Our President has worked on the production of several infomercials and has relationships with infomercial production companies.

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

     We also intend to create a website that would be advertised in the infomercial and which would allow potential customers to learn more about the product and order the product if they did not order using the 800 number in the infomercial. We anticipate an initial expenditure of $5,000 for production of the website and would hope to complete the website by September 30, 2004.

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


Liquidity and Capital Resources
--------------------------------

     We are currently insolvent, our current liabilities exceed our current assets and may continue to do so in the future. As of April 30, 2004 we had $7,021 in cash available to execute our business plan. As we anticipate needing a minimum of $100,000 in order to execute our business plan in a meaningful way over the next year, the available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to produce both our infomercial and inventory. We anticipate that receipt of such financing may require granting a security interest in the infomercial or units we would produce, but are willing to grant such interest to secure the necessary funding.

     Through April 30, 2004 we have spent a total of $228,105 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $12,126 and from loans totaling $10,000.

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

     In the early stages of our business plan, we will need cash for marketing and production of products and for production and airing of an infomercial. We anticipate that during the first year, in order to execute our business plan to any meaningful degree, we would need to spend a minimum of $100,000 on such endeavors. We hope to raise these funds through this offering. If we are unable to raise the funds through this offering we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. Even if we sell all shares offered through this registration statement, we expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 6 of our financial statements.


Uncertainties
-----------------

     There is intense competition in the fitness equipment industry with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into the fitness equipment industry.

Forward Looking Statements
----------------------------

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

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

     During the quarter ended April 30 2004, the Company filed a report on Form 8-K dated March 11, 2004. The Form 8-K is attached and made a part of this 10-QSB for the quarterly period ended April 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ADVANCED SPORTS TECHNOLOGIES, INC.

June 8, 2004   By: /s/ Curtis Olschansky
                  ---------------------------
                  Curtis Olschansky
                  Principal Executive Officer,
                  President, Principal Financial
                  Officer, Prinicpal Accounting
                  Officer and Director

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: June 8, 2004

/s/ Curtis Olschansky
-------------------------
Curtis Olschansky
Chief Executive Officer and Chief Financial Officer

EX-99.1

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Advanced Sports Technologies, Inc. for the quarter ended April 30, 2004, I, Curtis Olschansky Chief Executive Officer and Chief Financial Officer of Advanced Sports Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	such Report on Form 10-QSB for the quarter ended April 30, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Report on Form 10-QSB for the quarter ended April 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of Advanced Sports Technologies, Inc.

June 8, 2004


                  By:/s/Curtis Olschansky
                     --------------------------
                     Curtis Olschansky
                     Chief Executive Officer and Chief Financial Officer