Form 10QSB/A
period 2004-04-30
ADVANCED SPORTS TECHNOLOGIES INC
filed 2004-07-13
CIK 1160798

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------

                                  FORM 10-QSB/A


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

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (UNAUDITED)




                                                                                                         For the Period
                                                                                                            From
                                         For the Three    For the Three   For the Nine  For the Nine     August 9, 2001
                                         Months Ended     Months Ended    Months Ended  Months Ended     (Inception)
                                         April            April           April         April            to April
                                         30, 2004         30, 2003        30, 2004      30, 2003         30, 2004
                                         ----------      ----------      -----------   ---------       ---------

OPERATING EXPENSES
 Royalty expense                         $   50,000      $        -      $   100,000   $        -       $ 100,000
 In-kind contribution of services             6,000           6,000           18,000       16,000          64,000
 Professional fees                            1,474          35,270            8,245       41,060          62,817
 General and administrative                     570             201              590          221           1,288
                                          ----------      ----------      -----------   ----------       ---------
    Total Operating Expenses                 58,044          41,471          126,835       57,281         228,105
                                          ----------      ----------      -----------   ----------       ---------
LOSS FROM OPERATIONS                        (58,044)        (41,471)        (126,835)     (57,281)       (228,105)

Provision for Income Taxes                        -               -                -            -               -
                                          ----------      ----------      -----------   ----------       ---------
NET LOSS                                 $  (58,044)     $  (41,471)     $  (126,835)  $  (57,281)      $(228,105)
                                          ==========      ==========      ===========   ==========       =========

Net loss per share - basic and diluted   $    (0.01)     $    (0.01)     $     (0.02)  $     (0.01)     $   (0.04)
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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                        ----------------------------------
                                   (UNAUDITED)



                                                                                                              For the Period
                                                                          For the             For the         from August 9, 2001
                                                                     Nine Months Ended   Nine Months Ended (Inception) to July 31,
                                                                       APRIL 30, 2004      APRIL 30, 2003     APRIL 30, 2004
                                                                       ----------------    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $ (126,835)       $  (57,281)           $ (228,105)
        Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
         Stock issued for services and expense reimbursement                   -                 -                 10,000
         In-kind contribution of services                                  18,000            16,000                64,000
        Changes in operating assets and liabilities
         Accounts payable                                                  (1,153)               -                     -
         Accounts payable, related parties                                100,000            39,000               150,000
                                                                       -----------       -----------            -----------
        Net Cash Used in Operating Activities                              (9,988)           (2,281)               (4,105)
                                                                       -----------       -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES                                           -                 -                     -
                                                                       -----------       -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loans payable - related parties                          -                 -                 10,000
        Proceeds from issuance of common stock                                 -              5,250                 1,126
                                                                       -----------       -----------            -----------
          Net Cash Provided by Financing Activities                            -              5,250                11,126
                                                                       -----------       -----------            -----------

        NET INCREASE (DECREASE) IN CASH                                    (9,988)            2,969                 7,021

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   17,009             6,437                    -
                                                                       -----------       -----------            -----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    7,021        $    9,406            $    7,021
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

If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license.
Accordingly, the Company will recognize the minimum royalty expense as incurred over the contract term. As of the date of this report the Company has not paid the minimum royalty.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results and Plan of Operations
---------------------------------

     For the period from inception through April 30, 2004 no revenue was generated. Management has successfully licensed the intellectual property rights to the portable gym which is protected under U.S.
patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957 which we intend to be our first direct marketed product. The terms of the license agreement require the Company to achieve certain minimum sales figures on an annual basis or pay minimum royalty payments regardless of sales achieved. Beginning with fiscal quarter ending April 30, 2004 and each quarter thereafter the quarterly minimum royalty payable will be $50,000 to be paid within forty-five days after each quarter end.
If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license.
As of the date of this report the Company has not paid the minimum royalty.

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


                ADVANCED SPORTS TECHNOLOGIES, INC.

June 9, 2004   By: /s/ Curtis Olschansky
                  ---------------------------
                  Curtis Olschansky
                  Principal Executive Officer,
                  President, Principal Financial
                  Officer, Prinicpal Accounting
                  Officer and Director

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

Date: June 9, 2004

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

June 9, 2004


                  By:/s/Curtis Olschansky
                     --------------------------
                     Curtis Olschansky
                     Chief Executive Officer and Chief Financial Officer