Form 10KSB
period 2004-07-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2004-11-15
CIK 1160798

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended July 31, 2004

                      Commission File Number 333-106299

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


Securities registered pursuant to Section 12(g) of the Act: None

                   Common Stock, par value $0.001 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company's revenues for the year ended July 31, 2004 were $0

     As of October 21, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.05 per share) on October 21, 2004 was $27,437.50.

     As of October 21, 2004, there were 5,548,750 shares of the registrant's Common Stock outstanding.

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL AND COMPANY HISTORY

	Advanced Sports Technologies, Inc. was incorporated in the state of Florida on August 9, 2001 as a C corporation.

	We are attempting to become a direct marketing company that develops and markets premium quality, premium priced, branded fitness or exercise equipment. We intend to market our products directly to consumers through a variety of direct marketing channels, including spot television commercials, infomercials, print media, direct response mailings and the Internet. We intend to either develop internally, license or acquire the rights to products to market in these manners.
We have already licensed the rights to a portable gym which is protected under U.S. patents #5,558,609 and U.S.#5,695,437 and may be marketed
under the trademark name Better Buns r U.S. #2,279,957   which we intend
to be our first direct marketed product and have been unsuccessfully attempting to raise funding to market this product. All patents, trademarks and other intellectual property associated with this product are owned by Exerciting LLC, which is owned by our CEO's brothers and is the entity with which we have entered our licensing agreement. We are searching for other products to license or acquire for introduction. As of the date of this prospectus we have not generated any revenues.


INDUSTRY OVERVIEW

    	We hope to market our home fitness equipment principally in the United States, which we believe is a large and growing market. Based upon sources such as Direct Response TV magazine, various fitness industry websites and anecdotal evidence from other members of the industry, we believe that fitness/exercise equipment is the largest category of sporting goods equipment sales - $3.8 billion in 2002. These sources also lead us to believe that number of individuals who worked out 'frequently' (100+ days per year) with strength equipment has increased 56% since 1990 and that there are nearly 35 million members of health clubs in the U.S. Furthermore, these sources lead us to believe that another beneficiary of the growing emphasis on physical fitness is the exercise-equipment industry and that sales of treadmills, exercise bicycles, weight benches and other apparatus to households reached $5.8 billion in 2000 versus $1.9 billion in 1990.

    	We intend to target the following commercial customers, among others:

- -  Health clubs and gyms             	-  Corporate fitness centers
- -  Rehabilitation clinics            	-  Colleges and universities
- -  The military                       -  Governmental agencies
- -  Hospitals                          -  YMCA's and YWCA's
- -  Hotels and motels                 	-  Professional sports teams

	In recent years, sales of fitness products have moved noticeably from retail stores to infomercials. Infomercials represent the most powerful sales medium for this type of product because the infomercial allows the product to be demonstrated in the privacy of a person's home. The customer does not travel to the retail store to see the product in action and instead can immediately pick up the phone and order the product with a 30-day money back guarantee. It is our belief that infomercials are especially powerful for a product like the Better Buns, which must be demonstrated to induce a consumer to purchase.

The success of an infomercial, dictates the television time and life expectancy of the infomercial. We intend to handle Infomercial sales through an outsourced, independent agency and are aware of numerous that could be contracted for such service. These services typically drop ship the product directly to the purchaser through a service such as UPS, with the cost of shipping being paid by the customer. Most fitness products start with an infomercial to drive customer awareness of the product. Typically, before distribution of the product to retail stores, the infomercial should run for a minimum of six months or until sales dip below the break-even point.
Advertising awareness and building the eventual retail demand becomes another benefit of an infomercial. It is management's belief that an effective infomercial will lead retail outlets to seek purchase of the product. Accordingly, management believes that once the infomercial has created product awareness in consumers, a relatively small number of salespeople could achieve significant sales directly to retailers or to wholesalers who in turn would sell to retail establishments.


PRODUCT DEVELOPMENT

Although to date we have not made any expenditures in research and development, after we receive funding or achieve revenues we intend to not limit our research efforts by trying to only introduce products that duplicate designs that are traditional or conventional. We intend to create an organization that values and explores new ideas and looks for product ideas in unconventional settings. We intend to refine these ideas and work with outside firms to create prototypes, masters and the necessary tooling. As of the date of this report we have not entered into any definitive discussions, negotiations, contracts or other arrangements with any third party.

    	We intend to develop direct marketing products either from internally generated ideas or, as with our Better Buns technology, by acquiring or licensing patented technology from outside inventors. During the evaluation phase of product development, we evaluate the suitability of the product for direct marketing, whether the product can be developed and manufactured in acceptable quantities and at an acceptable cost, and whether it can be sold at a price that satisfies our profitability goals. More specifically, we look for high-quality consumer products that:

    -    Have patented or patentable features;

    -    Will have a retail price between $19.95 to $1,995.00;

    - Can be marketed as a line of products with materially different features that facilitate upselling (the attempts by the sales agent to induce a customer to purchase additional related products); and

    - Have the potential for mass consumer appeal, particularly among members of the "baby-boom" generation, who are accustomed to watching television and now have significant disposable income.

     Once we determine that a product may satisfy our criteria, we will further assess its direct marketing potential by continuing to research the product and its probable market and by conducting product and focus group studies. In focus group studies, we go to gyms and have people try the product and give us their feedback on the design, the name, the price, and if they like how the product works or what they would like us
to do to improve the product.   If the results are positive and we do
not own the product, we will then attempt to acquire the product outright or obtain rights to the product through a licensing arrangement. If we develop the product internally, or if we acquire or license the rights to the product, we will then proceed to develop and test a direct marketing campaign for the product. In most cases, our direct marketing campaigns will emphasize the use of spot commercials and television infomercials.

     The Better Buns product is a portable lightweight gym that weighs less than a couple pounds. We believe it is an ideal travel gym. It uses elastomer resistance tubing of the quality that is used in health clubs, rehabilitation and consumer use. The resistance tubing is available in different tensions. The Better Buns has a handgrip and an adjustable strap to allow different size people to duplicate over 30 exercises. It has a special heel cup to put your foot in to perform lower body exercises and to stabilize yourself while performing upper body exercises.

     We entered into a perpetual licensing agreement for all rights associated with the Better Buns in January 2003. We are currently in default of this agreement but the licensor has not threatened to terminate the agreement. Among the rights acquired is the exclusive right to use all marketing material developed and owned by Exerciting, LLC for the Better Buns product. The terms of the license agreement provides that we are the exclusive licensees for the Better Buns product and all related trademarks and patents in connection with the sale of the Better Buns product in the United States and Canada. As consideration for entering into the license agreement, we transferred to the principals of Exerciting, LLC a total of 100,000 shares of our common stock. Additionally, Exerciting, LLC will receive a royalty on all Bunsilators we are able to sell equal to 8% of our gross revenues of all Bunsilator's sold. Our license agreement furthermore essentially provides that we must achieve minimum sales of $2,500,000 on an annual basis or pay a minimum quarterly royalty payment of $50,000 regardless of sales achieved, beginning with the quarter ending January 31, 2004,
which equates to quarterly sales of $625,000.   We have not been able to
pay any of the minimum quarterly royalty payments and currently owe the licensor $150,000. Accordingly, we are currently in breach of the agreement. The License Agreement specifically permits the Company to develop, manufacture and market products under other marks as well. The Company may sell products it manufactures under other marks, in any country and has no obligation to pay any royalty on such sales under the license agreement.

     Our Principal Executive Officer has maintained a relationship with Exerciting, LLC since its inception. The principals of Exerciting, LLC are our principal executive officer's brothers.

PATENTS AND TRADEMARKS

     Where appropriate, we will seek patent or trademark protection for the products or brands we develop or introduce. However, there can be no assurance that patents or trademarks will issue from any of our future applications. As of the date of this prospectus, we have not filed for any trademarks or patents and do not own any trademarks or patents.

     The Better Buns is protected under U.S. patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957. All patents, trademarks and other intellectual property associated with this product are owned by Exerciting LLC, which is owned by our CEO's brothers and is the entity with which we have entered our licensing agreement.

SUPPLIERS

     We intend to outsource the manufacturing of all of our products through contract manufacturing facilities in order to keep our manufacturing costs low. We anticipate that at least some of our future products will be manufactured in Asia. Our principal executive officer has a pre-existing relationship with CAPS, Inc., and has produced product through such manufacturer in the past. CAPS, Inc. is one of the largest manufacturers of fitness equipment, which is located in Taiwan. Many companies in the fitness industry use contract manufacturing facilities in Asia and there are several potential manufacturers that we will be able to approach regarding manufacturing our future products. Although we have not commenced formal negotiations with CAPS, Inc. for the production of Better Buns, our President has had preliminary discussions regarding our anticipated needs.

MARKETING

     We intend to directly market our fitness equipment principally through 60-second or "spot" television commercials, television infomercials, the Internet, response mailings and print media. In the past, our management has had success with what we refer to as a "two-step" marketing approach through website sales. In general, this approach focuses first on spot commercials, which we air to generate consumer interest in our products and requests for product information. The second step focuses on converting inquiries into sales, which we intend to accomplish through a combination of direct response mailings (mailing out printed materials or sales brochures to a targeted audience with the hope that such recipients will purchase our product) and outbound telemarketing (telephone calls to a targeted audience with the hope that the contacted individuals will listen to a salesperson describe the product and purchase our product). We intend to supplement our two-step approach with infomercials, which generally are designed to provide potential customers with sufficient product information to stimulate an immediate purchase.

     SPOT COMMERCIALS AND INFOMERCIALS. Use of spot television commercials is a key element of our intended marketing strategy for all of our directly marketed products. For direct marketed products that may require further explanation and demonstration, television infomercials are an important additional marketing tool. Our principal executive officer has been involved in the development of a variety of spot commercials and infomercials for fitness equipment. We expect to use spot commercials and, where appropriate, infomercials to market any products that we determine are appropriate for direct marketing.

     When we begin marketing a new product, we will test and refine our marketing concepts and selling practices while advertising the product in spot television commercials. We anticipate that production costs for these commercials can range from $25,000 to $50,000. Based on our future market research and viewer response to our future spot commercials, we will determine whether we believe it is beneficial to produce additional spot commercials for the product and, if appropriate for the product, an infomercial. Production costs for infomercials can range from $100,000 to $200,000, depending on the scope of the project. Generally, we hope to film several infomercial and commercial concepts at the same time in order to maximize production efficiencies. From this footage we can then develop several varieties of spot commercials and infomercials and introduce and refine them over time. We plan to develop our own scripts for spot commercials and hire outside writers to assist with infomercial scripts. We also plan to contract with outside production companies to produce spot commercials and infomercials.

     Once produced, we will test spot commercials and infomercials on a variety of cable television networks that have a history of generating favorable responses for fitness equipment infomercials. Our initial objective is to determine their marketing appeal and what, if any, creative or product modifications may be appropriate. If these initial tests are successful, we will air the spot commercials and infomercials on an accelerating schedule on additional cable networks.

     MEDIA BUYING. An important component of achieving direct marketing success is the ability to purchase quality media time at an affordable price. The cost of airing spot commercials and infomercials varies significantly, depending on the network, time slot and, for spot commercials, programming. Each spot commercial typically costs between $50 and $5,000 to air, and each infomercial typically costs between $1,200 and $15,000 to air. We intend to track the success of each of our spot commercials and infomercials by determining how many viewers respond to each airing of a spot commercial or infomercial. We will accumulate this information in a database that we can use to evaluate the cost-effectiveness of available media time. In addition, we believe that the database will enable us to predict with reasonable accuracy how many product sales and inquiries will result from each spot commercial and infomercial that we air. We also believe that we can effectively track changing viewer patterns and adjust our advertising accordingly.

     We do not intend to purchase media time under long-term contracts. Instead, we will book most of our spot commercial time on a quarterly basis and most of our infomercial time on a monthly or quarterly basis, as networks make time available. Networks typically allow advertisers to cancel booked time with two weeks' advance notice, which will enable us to adjust our advertising schedule if our statistical tracking indicates that a particular network or time slot is no longer cost effective. Generally, we believe we will be able to increase or decrease the frequency of our spot commercial and infomercial airings at almost any time.

     INTERNET.  We do not presently have an Internet site.
Additionally, as of the date of this report no work has commenced on the development of an Internet site. However, we believe that internet-based inquiries are more likely to be converted into sales than inquiries generated by other media forms, such as television or print media. Consequently, we intend to develop an e-commerce capable web site for each product we introduce because we believe that consumers who will visit the sites are more inclined to purchase our products than are the consumers we target through other media. We intend to commence development of the site after producing inventory and marketing materials as well as packaging and instructional manuals for delivery to customers. We hope to complete our internet site by March 31, 2005.

     PRINT MEDIA. We may advertise our directly marketed products in various print media when we believe that such advertising will effectively supplement our direct marketing campaigns. As an example, we may advertise our home fitness equipment in health and fitness-related consumer magazines and, to a limited extent, in entertainment, leisure and specialty magazines. We believe that television advertising and the Internet generate more immediate consumer responses at a lower cost per inquiry than print media and therefore do not plan to incur print media advertising expenditures until we have achieved substantial sales.


COMPETITION

     The fitness equipment market in which we plan to do business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. We believe that at this time virtually all of our competitors have significantly greater financial and marketing resources than we have. This will give them and their products an advantage in the marketplace. Typically when companies introduce new and/or improved products such introductions are often accompanied by major advertising and promotional campaigns.

     We believe that the principal competitive factors affecting our business are price, quality, brand name recognition, product innovation and customer service.

     We will be competing directly with a large number of companies that manufacture, market and distribute home fitness equipment, and with the many health clubs that offer exercise and recreational facilities. We also compete indirectly with outdoor fitness, sporting goods and other recreational products. Our principal direct competitors include Nautilus Group, Inc. (through its Nautilus and Bowflex brands), ICON Health & Fitness, Inc. (through its Health Rider, NordicTrack, Image, Proform, Weider and Weslo brands), Schwinn Fitness, Precor and Total Gym.

     The home fitness product industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. If we are able to produce a successful product, we expect that one or more competitors may introduce products similar to such product. The buying decisions of many purchasers of fitness equipment are often the result of highly subjective preferences that can be influenced by many factors, including, among others, advertising media, promotions and product endorsements. We may face competition from manufacturers introducing other new or innovative fitness equipment or successfully promoting fitness equipment that achieves market acceptance. The failure to compete successfully in the future could result in a material deterioration of any customer loyalty we establish and could have a material adverse effect of our business, operating results or financial condition.

EMPLOYEES

     As of the date of this report we have 1 employee, our sole officer.



Item 2. DESCRIPTION OF PROPERTY

     Our principal office facility is presently located in space owned by our sole officer. We are not presently incurring any rent expenses associated with this space.


Item 3. LEGAL PROCEEDINGS

     We are not party to any legal proceedings as of the date of this prospectus.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock was approved for an unpriced quotation on the Over the Counter Bulletin Board on October 19, 2004.

     As of October 29, 2004, there were 41 shareholders of record of our common stock and a total of 5,548,750 shares outstanding.

     We have never paid any dividends and do not currently anticipate paying dividends in the future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors may think are relevant.

     There are currently no outstanding options or warrants to purchase or any securities that are convertible into our common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results and Plan of Operations
---------------------------------

     For the period from inception through July 31, 2004 no revenue was generated. Management has successfully licensed the intellectual property rights to the portable gym which is protected under U.S.
patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957 which we intend to be our first direct marketed product. The terms of the license agreement require the Company to achieve certain minimum sales figures on an annual basis or pay minimum royalty payments regardless of sales achieved. Beginning with fiscal quarter ending January 31, 2004 and each quarter thereafter until the last licensed patent has expired or been abandoned, the quarterly minimum royalty payable will be $50,000 to be paid within forty-five days after each quarter end.
If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license.
As of the date of this report the Company has not paid the minimum royalty, is in arrears for three quarter's payments and is in material breach of the agreement. As of the date of this report, the licensor has not terminated the agreement. Total minimum royalty payments due under the license agreement or the life of the agreement would be $2,700,000.

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

     The majority of our research and development will be completed by having personal trainers and physical therapist test and work with the "Better Buns" in the field to help us design and perfect various workouts to be performed by the end user. We also intend to interview such trainers and therapists regarding what fitness products currently on the market are inadequate and work with such individuals to design potential new products.

     We incurred expenses from inception to July 31, 2004 of
$298,362, which also equaled our loss during that period. This amount was financed primarily through $12,126 of receipts from equity subscriptions, loans of $10,000 and $10,000 worth of restricted shares of our common stock that were issued for services rendered. Our loss
per share through this date was de minimus.   Our sole current officer
has agreed to contribute the value of his services until we raise a minimum of $250,000 or achieve revenues of $500,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space. We anticipate relocating from this space to a leased space, which would also be in Boca Raton, Florida within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

     As of July 31, 2004 we had a total of $4,564 cash on hand. Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low cash requirement and the cooperation of our management in deferring salaries, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next six months. In order to satisfy our cash requirements for the next twelve months, we will need to raise additional funds.

     Management bases its belief that it has sufficient cash for the next six months on the low cash flow requirement we are currently experiencing as a result of our rent free office arrangement, the oral agreement of our officer to contribute the value of his services as described above and the oral agreement from our legal counsel to not seek payment for services performed relating to prior services until we have begun generating revenues.
Please note, however, that the agreements by our officer and our legal counsel are not contractually binding and such individuals could unilaterally demand payment at any time. We will not, however, be able to commence marketing or production of any products, including the product referred to herein as the Better Buns, unless and until we have raised additional funding. Fully executing our business plan will significantly change our cash needs and monthly burn rate and we will not be able to begin such execution until we have raised substantial additional resources.

     Implementation of our business plan requires achieving specific milestones. One of the most significant milestones that needed to be achieved was acquisition of a patented, differentiable product. By acquiring the rights to Better Buns we have achieved such milestone already and have done so without the requirement of expending cash.

     The next milestone we need to achieve is the production of a long format infomercial to be aired on television. We had hoped to produce such infomercial during 2004 but do not presently believe we will be able to do so and anticipate that such production will cost approximately
$70,000. Our President has worked on the production of several infomercials and has relationships with infomercial production companies.

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


Liquidity and Capital Resources
--------------------------------

     We are currently insolvent, our current liabilities exceed our current assets and may continue to do so in the future. As of July 31, 2004 we had $4,564 in cash available to execute our business plan.
As we anticipate needing a minimum of $100,000 in order to execute our business plan in a meaningful way over the next year, the available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to produce both our infomercial and inventory. We anticipate that receipt of such financing may require granting a security interest in the infomercial or units we would produce, but are willing to grant such interest to secure the necessary funding.

     Through July 31, 2004 we have spent a total of $298,362 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $12,126 and from loans totaling $10,000.

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

     In the early stages of our business plan, we will need cash for marketing and production of products and for production and airing of an infomercial. We anticipate that during the first year, in order to execute our business plan to any meaningful degree, we would need to spend a minimum of $100,000 on such endeavors. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 7 of our financial statements.


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

Critical Accounting Policies
----------------------------------

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates
--------------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

 Income Taxes
----------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


 Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of July 31, 2004 and 2003, there were no common share equivalents outstanding.


Code of Ethics
------------------

         The Company has adopted a Code of Ethics that applies to employees, officers and directors. The Code of Ethics is filed as
Exhibit 14.1 to this Report.

Item  7.         FINANCIAL STATEMENTS










                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                             AS OF JULY 31, 2004

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS


PAGES    1 - 2          REPORT OF INDEPENDENT REGISTERED PUBLIC
                        ACCOUNTING FIRM


PAGE       3            BALANCE SHEET AS OF JULY 31, 2004


PAGE       4            STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                        JULY 31, 2004 AND 2003 AND FOR THE PERIOD FROM
                        AUGUST 9, 2001 (INCEPTION) TO JULY 31, 2004


PAGE       5            STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO
                        JULY 31, 2004

PAGE       6            STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                        JULY 31, 2004 AND 2003 AND FOR THE PERIOD FROM
                        AUGUST 9, 2001 (INCEPTION) TO JULY 31, 2004

PAGES    7 - 11         NOTES TO FINANCIAL STATEMENTS

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Sports Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Advanced Sports Technologies, Inc. (a development stage company) as of July 31, 2004, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended July 31, 2004 and for the period from August 9, 2001 (inception) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Advanced Sports Technologies, Inc. (a development stage company) as of July 31, 2004 and the results of its operations and its cash flows for the year ended July 31, 2004 and for the period from August 9, 2001 (inception) to July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage with no operations, has a negative cash flow from operations of $12,445, and a working capital and stockholders' deficiency of $205,488. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
October 11, 2004

           Report of Independent Registered Public Accounting Firm


To the Board of Directors of:
Advanced Sports Technologies, Inc.
(A Development Stage Company)

We have audited the statements of operations, changes in stockholders' deficiency and cash flows of Advanced Sports Technologies, Inc. (a development stage company) for the year ended July 31, 2003 and for the period from August 9, 2001 (inception) to July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the results of the operations and cash flows of Advanced Sports Technologies, Inc. (a development stage company) for the year ended July 31, 2003, and for the period from August 9, 2001 (inception) to July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has a net loss of $66,832 and net cash used in operations of $4,678 in 2003 and a working capital deficiency of $44,144, deficit accumulated during development stage of $101,270 and a stockholders' deficiency of $33,144 at July 31, 2003. These factors and the Company's status as a development stage Company with no revenues raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





SALBERG & COMPANY, P.A.
Boca Raton, FL
October 20, 2003

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                             AS OF JULY 31, 2004
                             -------------------



                                    ASSETS
                                    ------


CURRENT ASSETS
 Cash                                                      $    4,564
 Prepaid expense                                                  748
                                                           -----------

TOTAL ASSETS                                               $    5,312
------------                                               ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------



CURRENT LIABILITIES
 Accounts payable and accrued expenses                     $      800
 Accounts payable - related parties                           200,000
 Loans payable - related parties                               10,000
                                                           -----------
Total Current Liabilities                                     210,800
                                                           ===========


STOCKHOLDERS' DEFICIENCY

 Preferred stock, $0.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding                           -
 Common stock, $0.0001 par value, 100,000,000 shares
  authorized, 5,548,750 shares issued and outstanding             555
 Additional paid in capital                                   266,571
 Accumulated deficit during development stage                (297,614)
 Less deferred compensation                                  (175,000)
                                                           -----------
Total Stockholders' Deficiency                               (205,488)
                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $    5,312
                                                           ==========


See accompanying notes to financial statements.

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS



                                                                                         For the Period
                                                                                             From
                                                  For the Year    For the Year           August 9, 2001
                                                    Ended           Ended                (Inception) to
                                                 July 31, 2004    July 31, 2003          July 31, 2004
                                                 --------------  --------------         --------------

OPERATING EXPENSES
 Royalty expense                                   $  150,000     $        -             $   150,000
 In-kind contribution of services                      24,000         22,000                  70,000
 Professional fees                                     21,631         44,572                  76,203
 General and administrative                               713            260                   1,411
                                                 --------------  --------------         --------------
Total Operating Expenses                              196,344         66,832                 297,614
                                                 --------------  --------------         --------------


LOSS FROM OPERATIONS                                 (196,344)       (66,832)               (297,614)


Provision for Income Taxes                                  -              -                       -
                                                 --------------  --------------         --------------

NET LOSS                                           $ (196,344)    $  (66,832)            $  (297,614)
                                                 ==============  ==============         ==============


Net loss per share - basic and diluted             $    (0.04)    $    (0.01)            $     (0.06)
                                                 ==============  ==============         ==============


Weighted average number of shares
outstanding during the period -
basic and diluted                                   5,548,750      5,461,175               5,444,897
                                                 ==============  =============           =============



               See accompanying notes to financial statements.

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO JULY 31, 2004


                                                                                          Accumulated
                                   Preferred Stock       Common Stock         Additional  Deficit During
                                   ---------------       ------------         Paid-in      Development   Deferred
                                   Shares   Amount    Shares       Amount     Capital      Stage         Compensation   Total
                                   ------   ------    ------       ------     -------      -------       ------------  -------
Common stock issued to founder
($.002 per share)                       -       -      5,000,000    $   500   $   9,500     $      -      $       -    $   10,000

Common stock issued for cash
($.02 per share)                        -       -        343,750         34       6,841            -              -         6,875

In-kind contribution of services        -       -              -          -      24,000            -              -        24,000

Net loss for the period
from August 9, 2001
(inception) to July 31, 2002            -       -              -          -           -      (34,438)             -       (34,438)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2002                  -       -      5,343,750        534      40,341      (34,438)             -         6,437

Common shares transferred to new
president by principal stockholder      -       -              -          -     175,000            -       (175,000)            -

Common stock issued for cash
($.05 per share)                        -       -        105,000         11       5,240            -              -         5,251

Common Stock issued for license         -       -        100,000         10         (10)           -              -             -

In-kind contribution of services        -       -              -          -      22,000            -              -        22,000

Net loss, 2003                          -       -              -          -           -      (66,832)             -       (66,832)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2003                  -       -      5,548,750    $    555  $ 242,571    $(101,270)     $(175,000)    $ (33,144)

In-kind contribution of services        -       -              -           -     24,000            -              -        24,000

Net loss, 2004                          -       -              -           -          -     (101,344)             -      (196,344)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, JULY 31, 2004                  -    $  -      5,548,750    $    555  $ 266,571    $(297,614)     $(175,000)    $(205,488)
                                   =======   =====     ==========   ========  ==========    ==========     ===========  ===========





               See accompanying notes to condensed financial statements.

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS


                                                                                                               For the Period
                                                                          For the             For the        from August 9, 2001
                                                                         Year Ended          Year Ended        (Inception) to
                                                                        July 31, 2004       July 31, 2003      July 31, 2004
                                                                       ----------------    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $ (196,344)       $  (66,832)           $ (297,614)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
        Stock issued for services and expense reimbursement                     -                 -                10,000
        In-kind contribution of services                                   24,000            22,000                70,000
        Deferred offering costs written off                                11,000                 -                     -
        Changes in operating assets and liabilities
         Increase (decrease) in
          Prepaid expense                                                    (748)                -                  (748)
          Accounts payable                                                   (353)            1,153                   800
          Accounts payable - related parties                              150,000            39,000               200.000
                                                                       -----------       -----------            -----------
        Net Cash Used in Operating Activities                             (12,445)           (4,679)              (17,562)
                                                                       -----------       -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES                                            -                 -                     -
                                                                       -----------       -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loans payable - related parties                      10,000                 -                10,000
        Proceeds from sale of common stock                                      -             5,251                12,126
                                                                       -----------       -----------            -----------
        Net Cash Provided by Financing Activities                          10,000             5,251                22,126
                                                                       -----------       -----------            -----------

        NET INCREASE (DECREASE) IN CASH                                    (2,445)              572                 4,564

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    7,009             6,437                     -
                                                                       -----------       -----------            -----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    4,564        $    7,009            $    4,564
                                                                       ===========       ===========            ===========


           See accompanying notes to condensed financial statements.

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF JULY 31, 2004




NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

(A) Organization
----------------

Advanced Sports Technologies, Inc. (a development stage company)
(the "Company") was incorporated in the state of Florida on August 9, 2001, and has elected a fiscal year end of July 31.

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

(B) Use of Estimates
--------------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash Equivalents
--------------------

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes
----------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF JULY 31, 2004




(E) Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of July 31, 2004 and 2003, there were no common share equivalents outstanding.

NOTE 2	RELATED PARTY TRANSACTIONS
------  --------------------------

The Company's founder and principal stockholder paid for a subscription of 5,000,000 shares of common stock in 2001 with $10,000 in reimbursable expenses (See Note 4(A)).

From inception to July 31, 2004, the Company's current and former president contributed services having a fair value of $70,000 (See
Note 4(B)).

Accounts payable to a related party are payable to a principal stockholder, director and a company owned by a brother of the Company's president. The balance owed at July 31, 2004 was $50,000.

In 2003, the Company entered into a license agreement with a company owned by the brother of the Company's president. The
Company has recorded accounts payable to related parties of $150,000 at July 31, 2004 in accordance with the license agreement (See Note 3).

In January 2003, a principal stockholder transferred 3,500,000 shares of common stock to the Company's new president having a fair value of $175,000 (See Note 4(A)).

During November 2003, the Company received working capital loans from its president and a principal stockholder aggregating $10,000 (See Note 5).

NOTE 3	LICENSE AGREEMENT
------  -----------------

On January 3, 2003 (the "Effective Date"), the Company executed a non-exclusive license agreement with Exerciting, LLC ("Exerciting", a related party). The term is from the Effective Date until the last licensed patent has expired or abandonment of the last to be abandoned patent application, whichever is later. As consideration for entering into the agreement, the Company will pay royalties as discussed below and issue 100,000 shares of its common stock to the members of the licensor. This non-cash exchange was valued at the zero historical carryover basis of the contributing party (principals of Exerciting). In connection with the license agreement, the principals of Exerciting are brothers of the Company's president, and thus are considered related parties (See Notes 2 and 4).

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF JULY 31, 2004




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

The Company is currently in default under the royalty agreement. Under the agreement, the Company is considered in material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license. Accordingly, the Company will recognize the minimum royalty expense as incurred over the contract term. As of the date of this report, the licensor has not terminated the agreement.

The future minimum license payments under the agreement are as follows:


            July 31,
          ------------

              2005                      $   200,000
              2006                          200,000
              2007                          200,000
              2008                          200,000
              2009                          200,000
           Thereafter                     1,700,000
                                       -------------
                                        $ 2,700,000
                                       =============


NOTE 4	STOCKHOLDERS' DEFICIENCY
------  ------------------------

(A) Common Stock Issuances
--------------------------

At inception, the Company issued 5,000,000 common shares to its founder, which was settled by forgiveness of an accrued expense reimbursement totaling $10,000 ($0.01 per share) (See Note 2).

In 2002, the Company issued 343,750 common shares pursuant to a Rule 504 offering at $.02 per share. The Company received proceeds of $6,875.

From inception to January 31, 2004, the Company's current and former president contributed services having a fair value of $70,000 (See Note 2).

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF JULY 31, 2004




In 2003, the Company issued 105,000 common shares pursuant to a Rule 504 offering at $.05 per share. The Company received proceeds of $5,250.

In January 2003, the Company issued 100,000 common shares as consideration for entering into a license agreement (See Note 3).

In January 2003, upon reliance on APB 25, a principal stockholder, in what is deemed to be an effective capital contribution to the Company, transferred 3,500,000 shares of common stock to the Company. Simultaneously, the Company effectively issued 3,500,000 shares of common stock to its new president in exchange for future services. The shares issued have a fair value based on the recent cash offering price of $.05 per share for an aggregate $175,000. These shares owned by the president are not transferable and bear a substantial risk of forfeiture if services are not performed for the Company within two years from when the Company had issued the 3,500,000 shares. As a result, the Company has recorded deferred compensation with a corresponding credit to additional paid-in capital for $175,000. Compensation will be recognized at the point in which services are performed. If services are not performed for the Company within two years, the 3,500,000 transferred shares revert to the principal stockholder (See Note
2).

(B) In-Kind Contribution
------------------------

During 2002, the Company recorded additional paid in capital of $24,000 for the fair value of services contributed to the Company by its president (See Note 2).

During 2003, the Company recorded additional paid in capital of $22,000 for the fair value of services contributed to the Company by its president (See Note 2).

During 2004, the Company recorded additional paid in capital of $24,000 for the fair value of services contributed to the Company by its president (See Note 2).

NOTE 5	LOAN PAYABLE - STOCKHOLDERS
------  ---------------------------

During 2003, the Company received working capital loans of $5,000 from its President and $5,000 from a principal stockholder aggregating $10,000. The loans are non-interest bearing, unsecured and due on demand (See Note 2).

NOTE 6	INCOME TAXES
------  ------------

There was no income tax expense for the years ended July 31, 2004 and 2003 due to the Company's net losses. The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended July 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 34% to expected tax loss) as follows:
                                       10

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF JULY 31, 2004



                                              2004           2003
                                           ----------     ----------
Computed "expected" tax expense (benefit)  $ (43,211)     $ (22,723)
Change in valuation allowance                 43,211         22,723
                                           ----------     ----------
                                           $       -      $       -
                                           ==========     ==========


The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at July 31, 2004 and 2003 are as follows:

Deferred tax assets:                          2004           2003
                                           ----------     ----------

Net operating loss carryforward (benefit)  $  77,643      $  34,432
                                           ----------     ----------
Total gross deferred tax assets               77,643         34,432
Less valuation allowance                     (77,643)       (34,432)
                                           ----------     ----------

Net deferred tax assets                    $       -      $       -
                                           ==========     ==========

The Company has a net operating loss carryforward of approximately $228,300 available to offset future taxable income through 2024.

The valuation allowance at July 31, 2004 was $77,643, the net change in the valuation allowance for the year ended July 31, 2004 was an increase of $43,211.

NOTE 7	GOING CONCERN
------  -------------

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a negative cash flow from operations of $12,445 and a working capital and stockholders' deficiency of $205,488. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan, and searching for other products to license or acquire for introduction. Management believes that actions presently being taken to raise capital, implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

Item 8.		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Previous Independent Auditors:

(i) Salberg & Company, PA ("Salberg") was dismissed as the independent auditor for the Company on March 4, 2004.

(ii) Salberg's reports on the financial statements of the Company for the fiscal years ended July 31, 2003 and 2002, and for the period from August 9, 2001 (inception) through July 31, 2003 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph relating to our ability to continue as a going concern.

(iii) The Company's Board of Directors approved the change in accountants.

(iv) For the fiscal years ended July 31, 2003 and 2002, for the period from August 9, 2001 (inception) through July 31, 2003, and for the interim period from August 1, 2003 to March 4, 2004 there has been no disagreement between the Company and Salberg, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Salberg would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

(v) During the fiscal years ended July 31, 2003 and 2002, and for the period from August 9, 2001 (inception) through July 31, 2003 and for the interim period from August 1, 2003 through March 4, 2004 (the date the relationship ended with the former accountant), the Company has not been advised of any matters described in Regulation S-B, Item 304(a)(1)(B).

(b) New Independent Accountants.

(i) The Company engaged Webb & Company P.A., 1375 Gateway Boulevard, Boynton Beach, Florida, 33426 ("Webb"), as its new independent accountants as of March 4,2004, Prior to such date the Company did not consult with Webb regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Webb, or (iii) any other matter that was subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A.	CONTROLS AND PROCEDURES.

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

Item 9.		DIRECTORS AND EXECUTIVE OFFICERS

Our sole director and executive officer is:


Name                Age    Position                         Director Since
--------------------------------------------------------------------------
Curtis Olschansky   41     President, principal executive   2002
                           officer, Interim principal
                           financial officer, general
                           counsel and Director





     Curtis Olschansky served as the Vice President of Exerfun Inc. from its inception in December 1994 through Spring 2002. He is also a licensed real estate broker and has worked since January 1996 as a sole proprietor commercial real estate broker. Simultaneously, Mr. Olschansky devotes approximately twenty-five percent of his business efforts to furthering our business plan, primarily by searching for and testing products for potential acquisition or license by the company and by meeting with prospective investors. Mr. Olschansky has indicated that if we secure financing in excess of $250,000 he would devote the majority of his business efforts to our operations.

     Additionally, Mr. Olschansky has been involved in direct marketing of fitness equipment for 15 years. Mr. Olschansky has assisted in developing the products and/or marketing strategies for several direct marketed fitness equipment products, including the Ab-Isolator, the Ab-Revolutionizer, the -Isolator and a home gym technology, which was licensed to several companies including Stairmaster, etc. Mr. Olschansky assisted in the production of the Ab Revolutionizer and Isolator infomercials for these products as well as the prototyping of the actual products themselves.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Item 10.		EXECUTIVE COMPENSATION.


Employment Agreements

We have not entered into any employment agreements.


Summary Compensation Table

	The following table sets forth the total compensation accrued for the for the years ended July 31, 2004 and 2003 to our President, who was our sole executive officer at the end of our last fiscal year and.

Annual Compensation





                                                         Other        Restricted    Securities                    All
    Name and                                            Annual          Stock       Underlying     LTIP          Other
Principal Position      Year     Salary     Bonus     Compensation     Awards        Options      Payouts    Compensation
------------------      ----     ------     -----     ------------    ----------    ----------    -------    ------------
Curtis Olschansky,      2004      $24,000     0             0             0             0            0             0
President

                        2003      $22,000     0             0             0             0            0             0


Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this prospectus and as adjusted to reflect the sale of all shares which may potentially be sold in connection with this registration statement, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:



Name and Address of                     Number of       Percent
Beneficial Owner                        Shares Owned    Owned
--------------------------              -------------   -----------

Curtis Olschansky,                      3,500,000(1)    63.08%
9700 Via Emilie
Boca Raton, FL  33428

Meredith Dodrill(2)                     1,500,000       27.03%
5800 Hamilton Way
Boca Raton, FL  33496

All Directors and Officers as
A Group (1 person)			3,500,000	63.08%
_____________
(1)	Mr. Olschansky acquired these shares
in a private transaction from Meredith Dodrill on January 3, 2003 for no consideration.

(2)	Meredith Dodrill is the wife of James
Dodrill, our legal counsel.

Item 12. 	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2003 we entered into a licensing agreement with Exerciting, LLC to acquire the exclusive rights associated with a product known as Better Buns. The terms of the licensing agreement provide that we will pay Exerciting a royalty of eight percent (8%) of gross revenues derived from our sales of the product and that we must achieve certain minimum sales figures on an annual basis or pay minimum royalty payments of fifty thousand dollars ($50,000) per quarter regardless of sales achieved. Curtis Olschansky, our Chief Executive Officer is the brother of Brad Olschansky and Scott Olschansky, who are the owners of Exerciting, LLC, which is the owner of the Better Buns product.

     Our founder and second largest shareholder, Meredith Dodrill, asked her husband James Dodrill to serve as our interim president when the company was founded. Mr. Dodrill served as such without receiving any compensation for his services. Mr. Dodrill now serves as our corporate legal counsel.

     Because of their initiatives in founding and organizing our business Mr. And Mrs. Dodrill may both be considered promoters of our company. Mrs. Dodrill is presently the holder of 1,500,000 shares of our common stock for which she paid $10,000. Mr. Dodrill presently serves as our legal counsel and is currently owed $50,000 for legal services provided to the company.

     During October 2003, we received working capital loans of $5,000 from Mr. Curtis Olschansky, our President and $5,000 from Mrs. Dodrill aggregating $10,000. The loans are non-interest bearing, unsecured and due on demand.

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number		Description

3.1.1	Articles of Incorporation of Advanced Sports Technologies, Inc. *

3.1.2	Bylaws of Advanced Sports Technologies, Inc. *

3.1.3	Specimen certificate of the Common Stock of Advanced Sports
        Technologies, Inc. *

10.1.1	Licensing Agreement between the company and Exerciting *

10.2	Amendment to Licensing Agreement *

14.1	Code of Ethics




* Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration Number 333-106299)


(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14.	Principal Accountant Fees and Services.

     	The Company paid audit fees to its independent certified public accountant, Webb & Company, P.A. in the amount of $4,800 for the year ended July 31, 2004 and audit fees in the amount of $_______ to its former independent certified public accountant, Salberg & Company, P.A. for the year ended July 31, 2003. There were no fees paid to the independent certified public accountants for tax and other services for these periods.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ADVANCED SPORTS TECHNOLOGIES, INC.

November 15, 2004       By: /s/ Curtis Olschansky
                            ---------------------------
                                Curtis Olschansky
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director






25