Form 10QSB
period 2004-10-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2004-12-10
CIK 1160798

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                -------------

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

                                          or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 3, 2004 was 5,548,750 and there were 41 stockholders of record.

           Advanced Sports Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information

Page
----

Item 1.  Financial Statements (Unaudited)


         Balance Sheet - October 31, 2004

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

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 31, 2004

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS


PAGE     1    CONDENSED BALANCE SHEET AS OF OCTOBER 31, 2004 (UNAUDITED)


PAGE     2    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND FOR THE
              PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO OCTOBER
              31, 2004 (UNAUDITED)

PAGES  3 - 4  CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
              DEFICIENCY FOR THE PERIOD FROM AUGUST 9, 2001
              (INCEPTION) TO OCTOBER 31, 2004 (UNAUDITED)

PAGE     5    CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED OCTOBER 31, 2004 AND 2003 AND FOR THE
              PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO OCTOBER
              31, 2004 (UNAUDITED)

PAGES  6 - 10 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                            AS OF OCTOBER 31, 2004
                            ----------------------
                                 (UNAUDITED)


                                    ASSETS
                                    ------


CURRENT ASSETS
 Cash                                                 $    4,564
                                                       ----------


TOTAL ASSETS                                          $    4,564
------------                                           ----------



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------


CURRENT LIABILITIES
 Accounts payable and accrued expenses                $    3,800
 Accounts payable - related parties                      250,000
 Loans payable - related parties                          10,000
                                                       ----------
   Total Current Liabilities                             263,800
                                                       ----------


STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding                    -
 Common stock, $0.0001 par value, 100,000,000 shares
  authorized, 5,548,750 shares issued and outstanding        555
 Additional paid in capital                              272,571
 Accumulated deficit during development stage           (357,362)
 Less: deferred compensation                            (175,000)
                                                       ----------
   Total Stockholders' Deficiency                       (259,236)
                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    4,564
                                                       ==========



          See accompanying notes to condensed financial statements.

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                            ----------------------
                                 (UNAUDITED)





                                                                          For the Period
                                                                          From
                                         For the Three    For the Three   August 9, 2001
                                         Months Ended     Months Ended    (Inception)
                                         October          October         October
                                         31, 2004         31, 2003        31, 2004
                                         ----------      ----------      -----------


OPERATING EXPENSES
 Royalty expense                          $    50,000      $        -       $   200,000
 In-kind contribution of services               6,000           6,000            76,000
 Professional fees                              3,000           6,771            79,203
 General and administrative                       748              20             2,159
                                           -----------      ----------       -----------
   Total Operating Expenses                    59,748          12,791           357,362
                                           -----------      ----------       -----------

LOSS FROM OPERATIONS                          (59,748)        (12,791)         (357,362)


Provision for Income Taxes                          -               -                 -
                                           -----------      ----------       -----------


NET LOSS                                  $   (59,748)     $  (12,791)      $  (357,362)
                                           ===========      ==========       ===========

Net loss per share - basic and diluted    $     (0.01)     $        -       $     (0.07)
                                           ===========      ==========       ===========


Weighted average number of shares
outstanding during the period -
basic and diluted                           5,548,750       5,548,750         5,453,227
                                            =========       =========         =========



          See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO OCTOBER 31,2004
        -----------------------------------------------------------------
                                  (UNAUDITED)



                                                                                          Accumulated
                                   Preferred Stock       Common Stock         Additional  Deficit During
                                   ---------------       ------------         Paid-in      Development   Deferred
                                   Shares   Amount    Shares       Amount     Capital      Stage         Compensation   Total
                                   ------   ------    ------       ------     -------      -------       ------------  -------
Common stock issued to founder
($.002 per share)                       -       -      5,000,000    $   500   $   9,500     $      -      $       -    $   10,000

Common stock issued for cash
($.02 per share)                        -       -        343,750         34       6,841            -              -         6,875

In-kind contribution of services        -       -              -          -      24,000            -              -        24,000

Net loss for the period
from August 9, 2001
(inception) to July 31, 2002            -       -              -          -           -      (34,438)             -       (34,438)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2002                  -       -      5,343,750        534      40,341      (34,438)             -         6,437

Common shares transferred to new
president by principal stockholder      -       -              -          -     175,000            -       (175,000)            -

Common stock issued for cash
($.05 per share)                        -       -        105,000         11       5,240            -              -         5,251

Common Stock issued for license         -       -        100,000         10         (10)           -              -             -

In-kind contribution of services        -       -              -          -      22,000            -              -        22,000

Net loss, 2003                          -       -              -          -           -      (66,832)             -       (66,832)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2003                  -       -      5,548,750         555    242,571    $(101,270)     $(175,000)    $ (33,144)

In-kind contribution of services        -       -              -           -     24,000            -              -        24,000

Net loss, 2004                          -       -              -           -          -     (196,344)             -      (196,344)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, JULY 31, 2004                  -       -      5,548,750         555    266,571     (297,614)     $(175,000)    $(205,488)

In-kind contribution of services        -       -              -           -      6,000            -              -         6,000

Net loss for the three months
 ended October 31, 2004                 -       -              -           -          -      (59,748)             -       (59,748)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, OCTOBER 31, 2004               -    $  -      5,548,750    $    555  $ 272,571    $(357,362)     $(175,000)    $(259,236)
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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                        ----------------------------------
                                   (UNAUDITED)



                                                                                                                For the Period
                                                                          For the             For the         from August 9, 2001
                                                                       Three Months Ended  Three Months Ended (Inception) to
                                                                       October 31, 2004    October 31, 2003   October 31, 2004
                                                                       ----------------    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $    (59,748)     $    (12,791)        $   (357,362)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Stock issued for services and expense reimbursement                              -                 -               10,000
  In-kind contribution of services                                             6,000             6,000               76,000
 Changes in operating assets and liabilities:
  Prepaid expenses                                                               748                 -                    -
  Accounts payable and accrued expenses                                        3,000                 -                3,800
  Accounts payable - related parties                                          50,000                 -              250,000
                                                                         ------------      ------------         ------------
Net Cash Used In Operating Activities                                              -            (6,791)             (17,562)
                                                                         ------------      ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES                                               -                 -                    -
                                                                         ------------      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable - related parties                                     -            10,000               10,000
 Proceeds from issuance of common stock                                            -                 -               12,126
                                                                         ------------      ------------         ------------
   Net Cash Provided By Financing Activities                                       -            10,000               22,126
                                                                         ------------      ------------         ------------

NET INCREASE (DECREASE) IN CASH                                                    -             3,209                4,564

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,564             7,009                    -
                                                                         ------------      ------------         ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      4,564      $     10,218         $      4,564
                                                                         ============      ============         ============


          See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 31, 2004
                        ----------------------------------
                                   (UNAUDITED)




NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 31, 2004
                        ----------------------------------
                                   (UNAUDITED)






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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of October 31, 2004 and 2003, there were no common share equivalents outstanding.

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

If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license. Accordingly, the Company will recognize the minimum royalty expense as incurred over the contract term. As of October 31, 2004, the Company has an accrued royalty payable of $200,000 under the license agreement.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 31, 2004
                        ----------------------------------
                                   (UNAUDITED)


NOTE 3	STOCKHOLDERS' DEFICIENCY

(A) Common Stock Issuances

At inception, the Company issued 5,000,000 common shares with a par value of $500 to its founder, which was settled by forgiveness of an accrued expense reimbursement totaling $10,000 (See Note 5).

In 2002, the Company issued 343,750 common shares pursuant to a Rule 504 offering at $.02 per share. The Company received proceeds of $6,875.

In 2003, the Company issued 105,000 common shares pursuant to a Rule 504 offering at $.05 per share. The Company received proceeds of $5,251.

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

During 2004 the Company recorded additional paid in capital of $24,000 for the fair value of services contributed to the Company by its president (See Note 5).

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 31, 2004
                        ----------------------------------
                                   (UNAUDITED)



During the three months ended October 31, 2004, the Company recorded additional paid in capital of $6,000 for the fair value of services contributed to the Company by its president (See Note 5).

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

From inception to October 31, 2004, the Company's current and former president contributed services having a fair value of $76,000 (See
Note 3).

Accounts payable to a related party is payable to a principal stockholder, director and a company owned by a brother of the Company's president. The balance owed at October 31, 2004 was $50,000.

In 2003, the Company entered into a license agreement with a Company owned by the brother of the Company's president. The Company has recorded an accounts payable to related parties of $200,000 at October 31, 2004 in accordance with the license agreement (See Note
2).

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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF OCTOBER 31, 2004
                        ----------------------------------
                                   (UNAUDITED)


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

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results and Plan of Operations
------------------------------

     For the period from inception through October 31, 2004 no revenue was generated. Management has successfully licensed the intellectual property rights to the portable gym which is protected under U.S. patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957 which we intend to be our first direct marketed product. The terms of the license agreement require the Company to achieve certain minimum sales figures on an annual basis or pay minimum royalty payments regardless of sales achieved. Beginning with fiscal quarter ending January 31, 2004 and each quarter thereafter until the last licensed patent has expired or been abandoned, the quarterly minimum royalty payable will be $50,000 to be paid within forty-five days after each quarter end.
If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license.
As of the date of this report the Company has not paid the minimum royalty, is in arrears for four quarter's payments and is in material breach of the agreement. As of the date of this report, the licensor has not terminated the agreement. Total minimum royalty payments due under the license agreement or the life of the agreement would be $2,700,000.

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

     We incurred expenses from inception to October 31, 2004 of $357,362, which also equaled our loss during that period. During the quarter ended October 31, 2004 we incurred expenses of $59,748, which also equaled our loss during tat period. Our expenses have been financed primarily through $12,126 of receipts from equity subscriptions, loans of $10,000 and $10,000 worth of restricted shares of our common stock that were issued for services rendered. Our loss
per share through this date was de minimus.   Our sole current officer
has agreed to contribute the value of his services until we raise a minimum of $250,000 or achieve revenues of $500,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space. We anticipate relocating from this space to a leased space, which would also be in Boca Raton, Florida within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

     As of October 31, 2004 we had a total of $4,564 cash on hand. Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low cash requirement and the cooperation of our management in deferring salaries, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for approximately the next six months. In order to satisfy our cash requirements for the next twelve months, we will need to raise additional funds.

     Management bases its belief that it has sufficient cash for Approximately six months on the low cash flow requirement we are currently experiencing as a result of our rent free office arrangement, the oral agreement of our officer to contribute the value of his services as described above and the oral agreement from our legal counsel to not seek payment for services performed relating to prior services until we have begun generating revenues.

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


Liquidity and Capital Resources
--------------------------------

     We are currently insolvent, our current liabilities exceed our current assets and may continue to do so in the future. As of October 31, 2004 we had $4,564 in cash available to execute our business plan. As we anticipate needing a minimum of $100,000 in order to execute our business plan in a meaningful way over the next year, the available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to produce both our infomercial and inventory. We anticipate that receipt of such financing may require granting a security interest in the infomercial or units we would produce, but are willing to grant such interest to secure the necessary funding.

     Through October 31, 2004 we have spent a total of $357,362 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $12,126 and from loans totaling $10,000.

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

Code of Ethics
------------------

The Company has adopted a Code of Ethics that applies to employees, officers and directors. The Code of Ethics is filed as
Exhibit 14.1 to the Company's annual report.


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

Part II - Other Information

Item 1.

There are no reportable events for Item 1 through Item 5.

Item 6.  Exhibits

(31.1)	Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.


(32.1) 	Certification of Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ADVANCED SPORTS TECHNOLOGIES, INC.

December 9, 2004        By: /s/ Curtis Olschansky
                  		---------------------------
                  		Curtis Olschansky
                  		Principal Executive Officer,
                  		President, Principal Financial
                  		Officer, Prinicpal Accounting
                  		Officer and Director