Form 10QSB
period 2005-01-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2005-03-11
CIK 1160798

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                -------------

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

                                          or

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


         Balance Sheet - January 31, 2005

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

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF JANUARY 31, 2005

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS


PAGE     1    CONDENSED BALANCE SHEET AS OF JANUARY 31, 2005 (UNAUDITED)


PAGE     2    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
              AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004 AND FOR THE
              PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO JANUARY
              31, 2005 (UNAUDITED)

PAGES  3 - 4  CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
              DEFICIENCY FOR THE PERIOD FROM AUGUST 9, 2001
              (INCEPTION) TO JANUARY 31, 2005 (UNAUDITED)

PAGE     5    CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
              AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004 AND FOR THE
              PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO JANUARY
              31, 2005 (UNAUDITED)

PAGES  6 - 10 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                            AS OF JANUARY 31, 2005
                            ----------------------
                                 (UNAUDITED)


                                    ASSETS
                                    ------


CURRENT ASSETS
 Cash                                                 $    4,564
                                                       ----------


TOTAL ASSETS                                          $    4,564
------------                                           ==========



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------


CURRENT LIABILITIES
 Accounts payable and accrued expenses                $    4,600
 Accounts payable - related parties                      300,000
 Loans payable - related parties                          10,000
                                                       ----------
   Total Current Liabilities                             314,600
                                                       ----------


STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding                    -
 Common stock, $0.0001 par value, 100,000,000 shares
  authorized, 11,097,500 shares issued and outstanding     1,110
 Additional paid in capital                              278,016
 Accumulated deficit during development stage           (414,162)
 Less: deferred compensation                            (175,000)
                                                       ----------
   Total Stockholders' Deficiency                       (310,036)
                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    4,564
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

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                            ----------------------
                                 (UNAUDITED)





                                                                                                           For the Period
                                                                                                           From
                                         For the Three    For the Three   For the Six      For the Six     August 9, 2001
                                         Months Ended     Months Ended    Months Ended     Months Ended    (Inception)
                                         January          January         January          January         January
                                         31, 2005         31, 2004        31, 2005         31, 2004        31, 2005
                                         ----------      ----------      -----------       -------------   --------------


OPERATING EXPENSES
 Royalty expense                          $    50,000      $   50,000       $   100,000    $   50,000       $  250,000
 In-kind contribution of services               6,000           6,000            12,000        12,000           82,000
 Professional fees                                800               -             3,800         6,771           80,003
 General and administrative                         -               -               748            20            2,159
                                           -----------      ----------       -----------   -----------      -----------
   Total Operating Expenses                    56,800          56,000           116,548        68,791          414,162
                                           -----------      ----------       -----------   -----------      -----------

LOSS FROM OPERATIONS                          (56,800)        (56,000)         (116,548)      (68,791)        (414,162)


Provision for Income Taxes                          -               -                 -             -                -
                                           -----------      ----------       -----------   -----------      -----------


NET LOSS                                  $   (56,800)     $  (56,000)      $  (116,548)   $  (68,791)      $ (414,162)
                                           ===========      ==========       ===========   ===========      ===========

Net loss per share - basic and diluted    $     (0.01)     $    (0.01)      $     (0.01)   $    (0.01)      $    (0.01)
                                           ===========      ==========       ===========   ===========      ===========


Weighted average number of shares
outstanding during the period -
basic and diluted                          11,097,500      11,097,500        11,097,500    11,097,500       10,920,640
                                           ==========      ==========        ==========    ==========       ==========



          See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO JANUARY 31,2005
        -----------------------------------------------------------------
                                  (UNAUDITED)



                                                                                          Accumulated
                                   Preferred Stock       Common Stock         Additional  Deficit During
                                   ---------------       ------------         Paid-in      Development   Deferred
                                   Shares   Amount    Shares       Amount     Capital      Stage         Compensation   Total
                                   ------   ------    ------       ------     -------      -------       ------------  -------
Common stock issued to founder
($.002 per share)                       -       -     10,000,000    $ 1,000   $   9,000     $      -      $       -    $   10,000

Common stock issued for cash
($.02 per share)                        -       -        687,500         68       6,807            -              -         6,875

In-kind contribution of services        -       -              -          -      24,000            -              -        24,000

Net loss for the period
from August 9, 2001
(inception) to July 31, 2002            -       -              -          -           -      (34,438)             -       (34,438)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2002                  -       -     10,687,500      1,068      39,807      (34,438)             -         6,437

Common shares transferred to new
president by principal stockholder      -       -              -          -     175,000            -       (175,000)            -

Common stock issued for cash
($.025 per share)                       -       -        210,000         22       5,229            -              -         5,251

Common Stock issued for license         -       -        200,000         20         (20)           -              -             -

In-kind contribution of services        -       -              -          -      22,000            -              -        22,000

Net loss, 2003                          -       -              -          -           -      (66,832)             -       (66,832)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2003                  -       -     11,097,500       1,110    242,016    $(101,270)     $(175,000)    $ (33,144)

In-kind contribution of services        -       -              -           -     24,000            -              -        24,000

Net loss, 2004                          -       -              -           -          -     (196,344)             -      (196,344)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, JULY 31, 2004                  -       -     11,097,500       1,110    266,016     (297,614)     $(175,000)    $(205,488)

In-kind contribution of services        -       -              -           -     12,000            -              -        12,000

Net loss for the sic months
 ended January 31, 2005                 -       -              -           -          -     (116,548)             -      (116,548)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, JANUARY 31, 2005               -    $  -     11,097,500    $  1,110  $ 278,016    $(414,162)     $(175,000)    $(310,036)
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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                        ----------------------------------
                                   (UNAUDITED)



                                                                                                                For the Period
                                                                          For the             For the         from August 9, 2001
                                                                       Six Months Ended    Six Months Ended   (Inception) to
                                                                       January 31, 2005    January 31, 2004   January 31, 2005
                                                                       ----------------    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $   (116,548)     $    (68,791)        $   (414,162)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Stock issued for services and expense reimbursement                              -                 -               10,000
  In-kind contribution of services                                            12,000            12,000               82,000
 Changes in operating assets and liabilities:
  Prepaid expenses                                                               748                 -                    -
  Accounts payable and accrued expenses                                        3,800              (225)               4,600
  Accounts payable - related parties                                         100,000            50,000              300,000
                                                                         ------------      ------------         ------------
Net Cash Used In Operating Activities                                              -            (7,016)             (17,562)
                                                                         ------------      ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES                                               -                 -                    -
                                                                         ------------      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable - related parties                                     -            10,000               10,000
 Proceeds from issuance of common stock                                            -                 -               12,126
                                                                         ------------      ------------         ------------
   Net Cash Provided By Financing Activities                                       -            10,000               22,126
                                                                         ------------      ------------         ------------

NET INCREASE (DECREASE) IN CASH                                                    -             2,984                4,564

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,564             7,009                    -
                                                                         ------------      ------------         ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      4,564      $      9,993         $      4,564
                                                                         ============      ============         ============


          See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JANUARY 31, 2005
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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JANUARY 31, 2005
                        ----------------------------------
                                   (UNAUDITED)






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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of January 31, 2005 and 2004, there were no common share equivalents outstanding.

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

If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license. Accordingly, the Company will recognize the minimum royalty expense as incurred over the contract term. As of January 31, 2005, the Company has an accrued royalty payable of $250,000 under the license agreement.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JANUARY 31, 2005
                        ----------------------------------
                                   (UNAUDITED)


NOTE 3	STOCKHOLDERS' DEFICIENCY

(A) Common Stock Issuances

At inception, the Company issued 10,000,000 common shares with a par value of $1,000 to its founder, which was settled by forgiveness of an accrued expense reimbursement totaling $10,000 (See Note 5).

In 2002, the Company issued 687,500 common shares pursuant to a Rule 504 offering at $.01 per share. The Company received proceeds of $6,875.

From inception to January 31, 2005, the Company's current and former president contributed services having a fair value of $82,000 (See
Note 5).

In 2003, the Company issued 210,000 common shares pursuant to a Rule 504 offering at $.025 per share. The Company received proceeds of $5,251.

In January 2003, the Company issued 200,000 common shares as consideration for entering into a license agreement (See Note 2).

In January 2003, upon reliance on APB 25, a principal stockholder, in what is deemed to be an effective capital contribution to the Company, transferred 7,000,000 shares of common stock to the Company. Simultaneously, the Company effectively issued 7,000,000 shares of common stock to its new president in exchange for future services. The shares issued have a fair value based on the recent cash offering price of $.025 per share for an aggregate $175,000. These shares owned by the president are not transferable and bear a substantial risk of forfeiture if services are not performed for the Company within two years from when the Company had issued the 7,000,000 shares. As a result, the Company has recorded deferred compensation with a corresponding credit to additional paid-in capital for $175,000. Compensation will be recognized at the point in which services are performed. If services are not performed for the Company within two years, the 7,000,000 transferred shares revert to the principal stockholder (See Note 5).

(B) In-Kind Contribution

During 2002, the Company recorded additional paid in capital of $24,000 for the fair value of services contributed to the Company by its president (See Note 5).

During 2003, the Company recorded additional paid in capital of $22,000 for the fair value of services contributed to the Company by its president (See Note 5).

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JANUARY 31, 2005
                        ----------------------------------
                                   (UNAUDITED)

During 2004 the Company recorded additional paid in capital of $24,000 for the fair value of services contributed to the Company by its president (See Note 5).

During the six months ended January 31, 2005, the Company recorded additional paid in capital of $12,000 for the fair value of services contributed to the Company by its president (See Note 5).

NOTE 4	LOAN PAYABLE - STOCKHOLDERS

During 2003, the Company received working capital loans of $5,000 from its President and $5,000 from a principal stockholder aggregating $10,000. The loans are non-interest bearing, unsecured and due on demand (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

The Company's founder and principal stockholder paid for a subscription of 10,000,000 shares of common stock in 2001 with $10,000 in reimbursable expenses (See Note 3).

From inception to January 31, 2005, the Company's current and former president contributed services having a fair value of $82,000 (See
Note 3).

Accounts payable to a related party is payable to a principal stockholder, director and a company owned by a brother of the Company's president. The balance owed at October 31, 2004 was $50,000.

In 2003, the Company entered into a license agreement with a Company owned by the brother of the Company's president. The Company has recorded an accounts payable to related parties of $250,000 at January 31, 2005 in accordance with the license agreement (See Note
2).

In January 2003, a principal stockholder transferred 7,000,000 shares of common stock to the Company's new president having a fair value of $175,000 (See Note 3).

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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JANUARY 31, 2005
                        ----------------------------------
                                   (UNAUDITED)


The Company is negotiating with capital funding sources and service providers to implement its business plan, and searching for other products to license or acquire for introduction. Management believes that actions presently being taken to raise capital, implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.



NOTE 7  SUBSEQUENT EVENT

On March 2, 2005, the Company declared a 2 for 1 forward common stock split to stockholders of record as of March 9, 2005. Per share and weighted average share amounts have been retroactively restated in the accompanying condensed financial statements and related notes to reflect this split.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results and Plan of Operations
------------------------------

     For the period from inception through January 31, 2005 no revenue was generated. Management successfully licensed the intellectual property rights to the portable gym which is protected under U.S.
patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957 which we have intended to be our first direct marketed product. The terms of the license agreement require the Company to achieve certain minimum sales figures on an annual basis or pay minimum royalty payments regardless of sales achieved. Beginning with fiscal quarter ending January 31, 2004 and each quarter thereafter until the last licensed patent has expired or been abandoned, the quarterly minimum royalty payable will be $50,000 to be paid within forty-five days after each quarter end.
If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license.
As of the date of this report the Company has not paid the minimum royalty, is in arrears for five quarter's payments and is in material breach of the agreement. As of the date of this report, the licensor has not terminated the agreement. Total minimum royalty payments due under the license agreement or the life of the agreement would be $2,700,000.

     All patents, trademarks and other intellectual property associated with this product are owned by Exerciting LLC, which is owned by our CEO's brothers and is the entity with which we have entered our licensing agreement. We have attempted to raise funds in order to market our products directly to consumers through direct marketing channels such as spot television commercials, infomercials, print media, direct response mailings and the Internet. To date we have been unsuccessful in these fundraising attempts.

     Our President has been involved with and consulted in the developing and/or direct marketing of fitness equipment for over 15 years. Mr. Olschansky has assisted in the production of infomercials for fitness products as well as the prototyping of the actual products themselves. Our President has attempted to leverage relationships he has and identify products that may be available for licensing or acquisition. Due to our lack of funds, however, he has been unsuccessful in these efforts.

     We incurred expenses from inception to January 31, 2005 of
$414,162, which also equaled our loss during that period.  During the quarter ended January 31, 2005 we incurred expenses of $56,800, which also equaled our loss during that period.  Our expenses have been financed primarily through $12,126 of receipts from equity subscriptions, loans of $10,000 and $10,000 worth of restricted shares of our common stock that were issued for services rendered.  Our loss
per share through this date was de minimus.   We have been able to
continue operating solely due to the agreement of our sole current officer to contribute the value of his services until we raise a minimum of $250,000 or achieve revenues of $500,000. Furthermore, our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space.

     As of January 31, 2005 we had a total of $4,564 cash on hand and our current liabilites exceed this amount by more than $310,000.
Management believes that, even if we do not commence our anticipated operations, we will be unable to satisfy our cash requirements for much longer unless we raise additional funds.
If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek opportunities outside of our originally intended industry or to seek a buyer for our business or another entity with which we could create a joint venture. Ultimately if all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Liquidity and Capital Resources
--------------------------------

     We are currently insolvent, our current liabilities exceed our current assets and may continue to do so in the future. As of January 31, 2005 we had $4,564 in cash available to execute our business plan. As we anticipate needing a minimum of $100,000 in order to execute our business plan in a meaningful way over the next year, the available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

     Through January 31, 2005 we have spent a total of $414,162 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $12,126 and from loans totaling $10,000.

     There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek opportunities outside of our originally intended industry or seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 6 of our financial statements.


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



 Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of January 31, 2005 and 2004, there were no common share equivalents outstanding.

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


                        ADVANCED SPORTS TECHNOLOGIES, INC.

March 11, 2005          By: /s/ Curtis Olschansky
                  		---------------------------
                  		Curtis Olschansky
                  		Principal Executive Officer,
                  		President, Principal Financial
                  		Officer, Prinicpal Accounting
                  		Officer and Director