Form 10QSB
period 2005-04-30
ADVANCED SPORTS TECHNOLOGIES INC
filed 2005-06-14
CIK 1160798

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                -------------

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

                                          or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of June 13, 2005 was 11,097,500 and there were 41 stockholders of record.

           Advanced Sports Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information

Page
----

Item 1.  Financial Statements (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................


Item 3.  Controls and Procedures...........................

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K...........................


Signatures..........................................................

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                            AS OF APRIL 30, 2005

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS


PAGE     1    CONDENSED BALANCE SHEET AS OF APRIL 30, 2005 (UNAUDITED)


PAGE     2    CONDENSED STATEMENTS OF OPERATIONS FOR THE
              NINE MONTHS ENDED APRIL 30, 2005 AND 2004 AND FOR THE
              PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO APRIL
              30, 2005 (UNAUDITED)

PAGES  3 - 4  CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
              DEFICIENCY FOR THE PERIOD FROM AUGUST 9, 2001
              (INCEPTION) TO APRIL 30, 2005 (UNAUDITED)

PAGE     5    CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
              AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004 AND FOR THE
              PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO APRIL 30,
              2005 (UNAUDITED)

PAGES  6 - 10 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                            AS OF APRIL 30, 2005
                            ----------------------
                                 (UNAUDITED)


                                    ASSETS
                                    ------


CURRENT ASSETS
 Cash                                                 $    4,564
                                                       ----------


TOTAL ASSETS                                          $    4,564
------------                                           ==========



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------


CURRENT LIABILITIES
 Accounts payable and accrued expenses                $    7,680
 Accounts payable - related parties                      350,000
 Loans payable - related parties                          10,000
                                                       ----------
   Total Current Liabilities                             367,680
                                                       ----------


STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding                    -
 Common stock, $0.0001 par value, 100,000,000 shares
  authorized, 11,097,500 shares issued and outstanding     1,110
 Additional paid in capital                              284,016
 Accumulated deficit during development stage           (473,242)
 Less: deferred compensation                            (175,000)
                                                       ----------
   Total Stockholders' Deficiency                       (363,116)
                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    4,564
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

                      ADVANCED SPORTS TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                            ----------------------
                                 (UNAUDITED)





                                                                                                           For the Period
                                                                                                           From
                                         For the Three    For the Three   For the Nine     For the Nine    August 9, 2001
                                         Months Ended     Months Ended    Months Ended     Months Ended    (Inception)
                                         April            April           April            April           April
                                         30, 2005         30, 2004        30, 2005         30, 2004        30, 2005
                                         ----------      ----------      -----------       -------------   --------------


OPERATING EXPENSES
 Royalty expense                          $    50,000      $   50,000       $   150,000    $  100,000       $  300,000
 In-kind contribution of services               6,000           6,000            18,000        18,000           88,000
 Professional fees                                800           1,474             4,600         8,245           80,803
 General and administrative                     2,280             570             3,028           590            4,439
                                           -----------      ----------       -----------   -----------      -----------
   Total Operating Expenses                    59,080          58,044           175,628       126,835          473,242
                                           -----------      ----------       -----------   -----------      -----------

LOSS FROM OPERATIONS                          (59,080)        (58,044)         (175,628)     (126,835)        (473,242)


Provision for Income Taxes                          -               -                 -             -                -
                                           -----------      ----------       -----------   -----------      -----------


NET LOSS                                  $   (59,080)     $  (58,044)      $  (175,628)   $ (126,835)      $ (473,242)
                                           ===========      ==========       ===========   ===========      ===========

Net loss per share - basic and diluted    $     (0.01)     $    (0.01)      $     (0.02)   $    (0.01)      $    (0.04)
                                           ===========      ==========       ===========   ===========      ===========


Weighted average number of shares
outstanding during the period -
basic and diluted                          11,097,500      11,097,500        11,097,500    11,097,500       10,932,616
                                           ==========      ==========        ==========    ==========       ==========



          See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM AUGUST 9, 2001 (INCEPTION) TO APRIL 30, 2005
        ----------------------------------------------------------------
                                  (UNAUDITED)



                                                                                          Accumulated
                                   Preferred Stock       Common Stock         Additional  Deficit During
                                   ---------------       ------------         Paid-in      Development   Deferred
                                   Shares   Amount    Shares       Amount     Capital      Stage         Compensation   Total
                                   ------   ------    ------       ------     -------      -------       ------------  -------
Common stock issued to founder
($.002 per share)                       -       -     10,000,000    $ 1,000   $   9,000     $      -      $       -    $   10,000

Common stock issued for cash
($.01 per share)                        -       -        687,500         68       6,807            -              -         6,875

In-kind contribution of services        -       -              -          -      24,000            -              -        24,000

Net loss for the period
from August 9, 2001
(inception) to July 31, 2002            -       -              -          -           -      (34,438)             -       (34,438)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2002                  -       -     10,687,500      1,068      39,807      (34,438)             -         6,437

Common shares transferred to new
president by principal stockholder      -       -              -          -     175,000            -       (175,000)            -

Common stock issued for cash
($.025 per share)                       -       -        210,000         22       5,229            -              -         5,251

Common Stock issued for license         -       -        200,000         20         (20)           -              -             -

In-kind contribution of services        -       -              -          -      22,000            -              -        22,000

Net loss, 2003                          -       -              -          -           -      (66,832)             -       (66,832)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

Balance, July 31, 2003                  -       -     11,097,500       1,110    242,016    $(101,270)     $(175,000)    $ (33,144)

In-kind contribution of services        -       -              -           -     24,000            -              -        24,000

Net loss, 2004                          -       -              -           -          -     (196,344)             -      (196,344)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, JULY 31, 2004                  -       -     11,097,500       1,110    266,016     (297,614)     $(175,000)    $(205,488)

In-kind contribution of services        -       -              -           -     18,000            -              -        18,000

Net loss for the nine months
 ended April 30, 2005                   -       -              -           -          -     (175,628)             -      (175,628)
                                   -------   -----     ----------   --------  ----------    ----------     -----------  -----------

BALANCE, APRIL 30, 2005                 -    $  -     11,097,500    $  1,110  $ 284,016    $(473,242)     $(175,000)    $(363,116)
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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                        ----------------------------------
                                   (UNAUDITED)



                                                                                                              For the Period
                                                                          For the             For the         from August 9, 2001
                                                                      Nine Months Ended   Nine Months Ended   (Inception) to
                                                                       April 30, 2005      April 30, 2005     April 30, 2005
                                                                       ----------------    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $   (175,628)     $   (126,835)        $   (473,242)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Stock issued for services and expense reimbursement                              -                 -               10,000
  In-kind contribution of services                                            18,000            18,000               88,000
 Changes in operating assets and liabilities:
  Prepaid expenses                                                               748                 -                    -
  Accounts payable                                                             6,880            (1,153)               7,680
  Accounts payable - related parties                                         150,000           100,000              350,000
                                                                         ------------      ------------         ------------
Net Cash Used In Operating Activities                                              -            (9,988)             (17,562)
                                                                         ------------      ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES                                               -                 -                    -
                                                                         ------------      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable - related parties                                     -            10,000               10,000
 Proceeds from issuance of common stock                                            -                 -               12,126
                                                                         ------------      ------------         ------------
   Net Cash Provided By Financing Activities                                       -            10,000               22,126
                                                                         ------------      ------------         ------------

NET INCREASE (DECREASE) IN CASH                                                    -             2,984                4,564

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,564             7,009                    -
                                                                         ------------      ------------         ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      4,564      $      9,993         $      4,564
                                                                         ============      ============         ============


          See accompanying notes to condensed financial statements.

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF APRIL 30, 2005
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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF APRIL 30, 2005
                        ----------------------------------
                                   (UNAUDITED)


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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of April 30, 2005 and 2004, there were no common share equivalents outstanding.

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

If the Company does not pay the minimum royalty, it is considered a material breach of the agreement, however the licensor's sole remedy is to terminate the agreement and underlying license. Accordingly, the Company will recognize the minimum royalty expense as incurred over the contract term. As of April 30, 2005, the Company has an accrued royalty payable of $300,000 under the license agreement (See Note 7).

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF APRIL 30, 2005
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

From inception to April 30, 2005, the Company's current and former president contributed services having a fair value of $88,000 (See Note 5).

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

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF APRIL 30, 2005
                        ----------------------------------
                                   (UNAUDITED)

During 2004, the Company recorded additional paid in capital of $24,000 for the fair value of services contributed to the Company by its president (See Note 5).

During the nine months ended April 30, 2005, the Company recorded additional paid in capital of $18,000 for the fair value of services contributed to the Company by its president (See Note 5).

(C) Stock Split

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

From inception to April 30, 2005, the Company's current and former president contributed services having a fair value of $88,000 (See
Note 3).

Accounts payable to a related party is payable to a principal stockholder, director and a company owned by a brother of the Company's president. The balance owed at April 30, 2005 was $50,000.

In 2003, the Company entered into a license agreement with a Company owned by the brother of the Company's president. The Company has recorded an accounts payable to related parties of $300,000 at April 30, 2005 in accordance with the license agreement (See Note 2).

In January 2003, a principal stockholder transferred 7,000,000 shares of common stock to the Company's new president having a fair value of $175,000 (See Note 3).

During 2003, the Company received working capital loans from its president and a principal stockholder aggregating $10,000 (See
Note 4).

                        ADVANCED SPORTS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF APRIL 30, 2005
                        ----------------------------------
                                   (UNAUDITED)

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

NOTE 7	SUBSEQUENT EVENTS

During May 2005, the Company received a working capital loan of $5,750 from its President. The loan is unsecured, non-interest bearing and due on demand.

During May 2005, the Company received notice that it was in breach of its license agreement with Exerciting, LLC and that the license agreement was terminated in May 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results and Plan of Operations
------------------------------

     For the period from inception through April 30, 2005 no revenue was generated.  Management had successfully licensed the intellectual property rights to the portable gym which is protected under U.S.
patents #5,558,609 and U.S.#5,695,437 and may be marketed under the trademark name Better Buns r U.S. #2,279,957.  We intended this product to be our first direct marketed product but the licensor terminated the agreement in May 2005 due to our breach of the agreement. The terms of the license agreement required us to achieve certain minimum sales figures on an annual basis or pay minimum royalty payments regardless of sales achieved.  Beginning with fiscal quarter ending January 31, 2004, and each quarter thereafter, the quarterly minimum royalty payable was $50,000 to be paid within forty-five days after each quarter end.
We did not pay the minimum royalty, and this was considered a material breach
of the agreement.   The licensor terminated the agreement and underlying
license due to such breach.

     We have attempted to raise funds in order to market products directly to consumers through direct marketing channels such as spot television commercials, infomercials, print media, direct response mailings and the Internet. To date we have been unsuccessful in these fundraising attempts.

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

     We incurred expenses from inception to April 30, 2005 of
$473,242, which also equaled our loss during that period.  During the quarter ended April 30, 2005 we incurred expenses of $59,080, which also equaled our loss during that period.  Our expenses have been financed primarily through $12,126 of receipts from equity subscriptions, loans of $15,750 and $10,000 worth of restricted shares of our common stock that were issued for services rendered.  Our loss
per share through this date was de minimus.   We have been able to
continue operating solely due to the agreement of our sole current officer to contribute the value of his services until we raise a minimum of $250,000 or achieve revenues of $500,000. Furthermore, our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space.

     As of April 30, 2005 we had a total of $4,564 cash on hand and our current liabilites exceed this amount by more than $363,000.
Management believes that, even if we do not commence our anticipated operations, we will be unable to satisfy our cash requirements for much longer unless we raise additional funds.
If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek opportunities outside of our originally intended industry or to seek a buyer for our business or another entity with which we could create a joint venture. Ultimately if all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Liquidity and Capital Resources
--------------------------------

     We are currently insolvent, our current liabilities exceed our current assets and may continue to do so in the future. As of April 30, 2005 we had $4,564 in cash available to execute our business plan. As we anticipate needing a minimum of $100,000 in order to execute our business plan in a meaningful way over the next year, the available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

     Through April 30, 2005 we have spent a total of $473,242 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $12,126 and from loans totaling $15,750.

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



 Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of April 30, 2005 and 2004, there were no common share equivalents outstanding.

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


                        ADVANCED SPORTS TECHNOLOGIES, INC.

June 14, 2005           By: /s/ Curtis Olschansky
                  		---------------------------
                  		Curtis Olschansky
                  		Principal Executive Officer,
                  		President, Principal Financial
                  		Officer, Prinicpal Accounting
                  		Officer and Director