Form 10QSB
period 2005-09-30
ADVANCED SPORTS TECHNOLOGIES INC
filed 2005-11-15
CIK 1160798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file Number 333-106299

                       ADVANCED SPORTS TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    FLORIDA                               65-1139235
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                             or organization)

                   2 Briar Lane, Natick, Massachusetts 01760
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (508) 647-4065
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all documents reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 8, 2005 was 33,175,009 shares assuming conversion of all CardioBioMedical Corporation common shares into registrant's common stock.

PART I - FINANCIAL INFORMATION


                                                                            Page
--------------------------------------------------------------------------------

Item 1.  Financial Statements
  Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited) 1 Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and for the period from
    May 28, 2003 (inception) to September 30, 2005 (unaudited) 2 Condensed 2 Consolidated Statement of Stockholders' Deficiency for the period
    from May 28, 2003 (inception) to September 30, 2005 (unaudited)            3
  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and for the period from
    May 28, 2003 (inception) to September 30, 2005 (unaudited)                 5
Notes to Condensed Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation            14
Item 3.  Controls and Procedures                                              17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Information                                                    18
Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19

Certifications                                                                20

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                  September 30,
                                                                                      2005
                                                                                  -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                            $       1,088
                                                                                  -------------
       Total Current Assets                                                               1,088
                                                                                  -------------

PROPERTY AND EQUIPMENT, NET                                                              20,937

OTHER ASSETS
  License, net                                                                          143,238
                                                                                  -------------

TOTAL ASSETS                                                                      $     165,263
                                                                                  =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                           $      92,107
  Due to related party, current portion                                                  50,000
  Loans payable - officer and stockholder                                                61,140
                                                                                  -------------
       Total Current Liabilities                                                        203,247

DUE TO RELATED PARTY, NET OF CURRENT PORTION                                            260,000
                                                                                  -------------

TOTAL LIABILITIES                                                                       463,247
                                                                                  -------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
    none issued and outstanding                                                              --
  Common stock, $0.0001 par value, 100,000,000 shares authorized,
    33,175,009 shares issued and outstanding                                              3,319
  Additional paid-in capital                                                          3,485,172
  Accumulated deficit during development stage                                       (3,786,475)
                                                                                  -------------
        Total Stockholders' Deficiency                                                 (297,984)
                                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $     165,263
                                                                                  =============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                For the Period
                                                                                                                     from
                                                For the Three   For the Three   For the Nine    For the Nine     May 28, 2003
                                                Months Ended    Months Ended    Months Ended    Months Ended    (Inception) To
                                                September 30,   September 30,   September 30,   September 30,    September 30,
                                                    2005            2004            2005            2004             2005
                                                -------------   -------------   -------------   -------------   --------------

OPERATING EXPENSES
       Stock issued for services                $     150,000   $          --   $     150,000   $          --   $   1,682,500
       General and administrative                       4,677           5,482          17,666          22,163          71,498
       Depreciation and amortization                   35,243          32,526          98,025          92,331         293,766
       Royalties                                       25,000          12,813         150,000          53,438         353,438
       Professional fees                               24,702             474          29,552          12,483         257,575
       Research and development                        49,075          27,962         126,647         110,769         203,887
                                                -------------   -------------   -------------   -------------   --------------
        Total Operating Expenses                      288,697          79,257         571,890         291,184       2,862,664
                                                -------------   -------------   -------------   -------------   --------------

NET LOSS FROM OPERATIONS                             (288,697)        (79,257)       (571,890)       (291,184)     (2,862,664)

OTHER INCOME (EXPENSE)
       Interest expense                                  (890)             --          (1,266)             --          (1,266)
       Interest income                                      2             896             110           2,109           2,788
       Loss on termination of exclusive rights       (924,421)             --        (924,421)             --        (924,421)
                                                -------------   -------------   -------------   -------------   --------------
        Total Other Income (Expense)                 (925,309)            896        (925,577)          2,109        (922,899)
                                                -------------   -------------   -------------   -------------   --------------

LOSS FROM OPERATIONS                               (1,214,006)        (78,361)     (1,497,467)       (289,075)     (3,785,563)

Provision for Income Taxes                                 --            (456)             --            (456)           (912)
                                                -------------   -------------   -------------   -------------   --------------

NET LOSS                                        $  (1,214,006)  $     (78,817)  $  (1,497,467)  $    (289,531)  $  (3,786,475)
                                                =============   =============   =============   =============   ==============

 Net loss per share - basic and diluted         $       (0.05)  $          --   $       (0.07)  $          --   $        (0.17)
                                                =============   =============   =============   =============   ==============

Weighted average number of shares
  outstanding during the
  period - basic and diluted                       22,921,884      22,077,509      22,362,060      22,077,509      22,173,651
                                                =============   =============   =============   =============   ==============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                              Accumulated
                                                                              Additional    Deficit During
                               Preferred Stock            Common Stock          Paid-In       Development
                              Shares     Amount       Shares        Amount      Capital          Stage           Total
                            ---------  -----------  -----------  -----------  -----------  ----------------   -----------

Common stock issued to
 founders for cash
 ($0.10 per share)                 --  $        --        2,500  $         1  $       249  $             --   $       250

Common stock issued for
 license ($0.10 per share)         --           --   16,500,000        1,650    1,648,350                --     1,650,000

Common stock issued to
 officer as compensation
 ($0.10 per share)                 --           --    7,125,000          713      711,787                --       712,500

Common stock issued for
 cash ($0.10 per share)            --           --      800,000           80       79,920                --        80,000

Common stock issued for
 cash ($0.45 per share)            --           --      277,778           28      124,972                --       125,000

Common stock issued to
 consultant for services
 ($0.10 per share)                 --           --    8,200,000          820      819,180                --       820,000

Net loss for the period
 from May 28, 2003
 (inception) to December
 31, 2003                          --           --           --           --           --        (1,737,805)   (1,737,805)
                            ---------  -----------  -----------  -----------  -----------  ----------------   -----------

Balance, December 31, 2003         --           --   32,905,278        3,292    3,384,458        (1,737,805)    1,649,945

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                             Accumulated
                                                                              Additional    Deficit During
                                Preferred Stock         Common Stock            Paid-In      Development
                               Shares    Amount      Shares       Amount        Capital          Stage          Total
                              --------  --------  -----------   -----------   -----------   --------------   -----------

 Common stock issued
  for cash ($0.45
  per share)                        --        --      672,231            67       302,436               --       302,503

 Net loss, 2004                     --        --           --            --            --         (551,203)     (551,203)
                              --------  --------  -----------   -----------   -----------   --------------   -----------

 Balance, December
  31, 2004                          --        --   33,577,509         3,359     3,686,894       (2,289,008)    1,401,245

 Cancellation of common
  stock issued for
  exclusive license
  ($0.03 per share)                 --        --  (16,500,000)       (1,650)     (493,350)              --      (495,000)

 Shares issued for
  services ($0.03
  per share)                        --        --    5,000,000           500       149,500               --       150,000

 Shares issued in
  reverse merger                    --        --   11,097,500         1,110        (1,110)              --            --

 Warrants issued for
  license                           --        --           --            --       143,238               --       143,238

 Net loss for the nine
  months ended September
  30, 2005                          --        --           --            --            --       (1,497,467)   (1,497,467)
                              --------  --------  -----------   -----------   -----------   --------------   -----------

 BALANCE, SEPTEMBER 30, 2005        --  $     --   33,175,009   $     3,319   $ 3,485,172   $   (3,786,475)  $  (297,984)
                              ========  ========  ===========   ===========   ===========   ==============   ===========

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        For the Period
                                                                                             from
                                                        For the Nine    For the Nine     May 28, 2003
                                                        Months Ended    Months Ended    (Inception) To
                                                        September 30,   September 30,    September 30,
                                                            2005            2004             2005
                                                        -------------   -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (1,497,467)  $    (289,531)  $   (3,786,475)
  Adjustments  to reconcile net loss to net cash
   used in operating activities:
   Stock issued for services                                  150,000              --        1,682,500
   Depreciation and amortization                               98,025          92,331          293,766
   Loss on termination of exclusive rights                    924,421              --          924,421
  Changes in operating assets and liabilities:
   Increase in accounts payable and accrued expenses           82,280          (3,369)          92,107
   Increase in accrued royalty expenses                       150,000           2,812          303,438
   Increase in accounts payable -  related party                   --         (22,750)          57,250
                                                        -------------   -------------   --------------
         Net Cash Used In Operating Activities                (92,741)       (220,507)        (432,993)
                                                        -------------   -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               --            (820)         (34,812)
  Purchase of license rights                                       --              --         (100,000)
                                                        -------------   -------------   --------------
         Net Cash Used In Investing Activities                     --            (820)        (134,812)
                                                        -------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           --         302,503          507,753
  Due to stockholder                                           45,727              --           61,140
                                                        -------------   -------------   --------------
         Net Cash Provided By Financing Activities             45,727         302,503          568,893
                                                        -------------   -------------   --------------

NET INCREASE (DECREASE) IN CASH                               (47,014)         81,176            1,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               48,102          45,606               --
                                                        -------------   -------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $       1,088   $     126,782   $        1,088
                                                        =============   =============   ==============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Period
                                                                      from
                              For the Nine      For the Nine      May 28, 2003
                              Months Ended      Months Ended     (Inception) To
                              September 30,     September 30,     September 30,
                                  2005              2004              2005
                            ----------------  ----------------  ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes  $             --  $            456  $          912
                            ================  ================  ==============

Cash paid for interest      $          1,266  $             --  $           --
                            ================  ================  ==============

          See accompanying notes to consolidated financial statements.

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       During 2003, CardioBioMedical Corporation issued 16,500,000 shares of its common stock with a fair value of $1,650,000 for the license rights to the bio-cybernetic and frequency analysis technologies.

       During 2005, CBM cancelled 16,500,000 shares of its common stock with a fair value of $495,000 for the termination of the exclusive rights to the bio-cybernetic and frequency analysis technologies.

       During 2005, CBM issued warrants to purchase 6,500,000 of its common shares at $0.01 for rights to the bio-cybernetic and frequency analysis technologies valued at $143,238, which warrants were exchanged for a warrant to purchase Advanced Sports Technologies, Inc. common stock in connection with the merger as discussed in the notes hereto.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         (A) Organization

         Advanced Sports Technologies, Inc. ("AST") is a Florida corporation incorporated on August 9, 2001. AST was focused on developing and marketing premium-quality, premium-priced, branded fitness and exercise equipment to the home fitness equipment market. CardioBioMedical Corporation ("CBM"), now a wholly-owned subsidiary of AST, is a Delaware corporation incorporated on May 28, 2003. CBM was formed to commercialize, in licensed territories, devices incorporating proprietary technology for the early diagnosis of coronary artery disease.

         On September 23, 2005, a merger between AST and CBM was effected pursuant to the terms of an Agreement and Plan of Merger, dated September 23, 2005 (the "Merger Agreement"), among AST, AST Acquisition Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of AST ("Sub"), and CBM. Pursuant to the Merger Agreement, Sub was merged with and into CBM, with CBM as the surviving entity. CBM thereafter continued under the CardioBioMedical Corporation name as a subsidiary of AST, and the separate existence of Sub ceased as of the effective time of the Merger, which was September 23, 2005.

         The Merger Agreement provided for the issuance by AST to the stockholders of CBM of up to an aggregate 22,077,509 shares of AST common stock and the issuance to a warrant holder of CBM of a warrant to purchase 6,500,000 shares of common stock of AST at an exercise price of $0.01 per share. At the effective time of the Merger and without any action on the part of CBM stockholders, each share of CBM common stock (except for shares held in treasury and dissenting shares) was converted into the right to receive one share of AST common stock. All shares of CBM common stock (including all shares held in treasury) and warrants to purchase such stock were deemed to be no longer outstanding and automatically cancelled and retired. The shares of AST common stock and the warrant to purchase such shares issued in connection with the merger are restricted securities and bear a restricted legend. As a result of the Merger Agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer, CBM.

         Accordingly, the financial statements included in this quarterly report on Form 10-QSB include the following:

         (1) The balance sheet consists of the net assets of the accounting acquirer, CBM, at historical cost and the net assets of the accounting acquiree, AST, at historical cost.

         (2) The statements of operations include the operations of CBM for the periods presented and the operations of AST from the date of the merger.

         (B) Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of AST and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts appearing in the prior year's footnote disclosures have been re-classified to conform to the current year's presentation.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying interim period financial statements are unaudited. It is management's opinion, however, that all such financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented and in order to make the financial statements not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

         Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes the disclosures herein are adequate to make the information presented not misleading.

         (C) Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         (D) Income Taxes

         The company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce net tax deferred assets to the amount expected to be realized.

         (E) Loss Per Share

         Basic loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (e.g. upon exercise of stock options). Potentially dilutive common shares are not included in the computation of diluted earnings per share if they are anti-dilutive.

         As of September 30, 2005, there were 6,500,000 warrants outstanding that were not included in dilutive net loss per share, as the effect was anti-dilutive. As of September 30, 2004, there were no common share equivalents outstanding.

         (F) Revenue Recognition

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Revenues from the sale of the company's products are recognized upon delivery of the equipment and when risk of loss has been transferred to the customer. Software license fees are recognized over the term of the license.

         (G) Cash and Cash Equivalents

         All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of the balance sheet date presented in the accompanying financial statements.

         (H) Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the asset, typically three to five years.

         (I) Business Segments

         The company operates in one segment - the commercialization and marketing of medical devices focused on the early diagnosis of coronary artery disease - and is managed and operated as one business with a single manager. Therefore, segment information is not presented.

         (J) Goodwill and Intangible Assets

         The company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually or more frequently should indicators of impairment arise. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Intangible assets, which consist of license rights to patents, are amortized using the straight-line method over the license rights of 15 years.

         (K) Research and Development

         Research and development costs are accounted for in accordance with SFAS No. 2, Accounting for Research and Development Costs ("SFAS No. 2"). Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred.

         (L) Impairment of Long-Lived Assets

         The company has adopted SFAS No. 144, which requires that long-lived assets and certain identifiable intangible assets held and used by the company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The company evaluates the recoverability of long-lived assets annually. SFAS No. 144 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         (M) Recent Accounting Pronouncements

         SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43,
Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions
- an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the company and have no effect on the financial statements.

NOTE 2   LOANS PAYABLE -- OFFICER AND STOCKHOLDER

         During 2003, James F. Mongiardo, current President and Chief Executive Officer of AST and CBM, advanced the company $15,413 for start-up and operating expenses. As of September 30, 2005, total advances and loans from such officer and a stockholder were $61,140 (See Note 4).

NOTE 3   STOCKHOLDERS' EQUITY

         (A) Common Stock Issued for Cash

         During 2003, CBM issued 2,500 shares of common stock to its founder for cash of $250 ($0.10 per share).

         During 2003, CBM issued 800,000 shares of common stock for cash of $80,000 ($0.10 per share).

         During 2003, CBM issued 277,778 shares of common stock for cash of $125,000 ($0.45 per share).

         During 2004, CBM issued 672,231 shares of common stock for cash of $302,503 ($0.45 per share).

         During the third quarter of 2005, the company authorized the issuance of 22,077,509 shares of its common stock (assuming no dissenting CBM shareholders) to the stockholders of CBM and a warrant to purchase 6,500,000 shares to a warrant holder of CBM upon completion of the merger. At the effective time of the merger and without any action on the part of CBM stockholders, each one share of CBM stock (except for shares held in treasury and dissenting shares) was converted into the right to receive one share of common stock of AST, and the CBM warrant was exchanged for an equivalent AST warrant. Immediately prior to the merger, AST had 11,097,500 common shares outstanding.

         (B) Common Stock Issued for Services

         During 2003, CBM issued 7,125,000 shares of common stock for officer compensation valued for financial accounting purposes at $712,500 ($0.10 per share) based upon then current cash offering prices.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         During 2003, CBM issued 16,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.10 per share) based upon then-current cash offering prices. During 2005, these 16,500,000 shares of common stock were cancelled pursuant to an agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 6,500,000 common shares with an exercise price of $ .01 per share was issued, which warrant was replaced with an AST warrant. The AST warrant is exercisable between January 1, 2008 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS No.123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

         During 2003, the company issued 8,200,000 shares of common stock for consulting services valued for financial accounting purposes at $820,000 ($0.10 per share) based upon then-current cash offering prices.

         During the third quarter of 2005, CBM issued 5,000,000 shares of common stock to its Chief Executive Officer and President in recognition and consideration of his service as an officer since June 2003 and his contributions to the progress and development of the company, for which service and contributions he had not been compensated prior to the date of issuance of such shares. For financial accounting purposes, these shares were valued at $150,000 ($0.03 per share) based upon recent market prices of the company's stock.

NOTE 4   RELATED PARTY TRANSACTIONS

         During 2003, CBM issued 7,125,000 shares of common stock to its President for services with a fair value of $712,500.

         During 2003, James F. Mongiardo, current President and Chief Executive Officer of AST and CBM, advanced CBM $15,413 for start-up and operating expenses. The advance is non-interest bearing, unsecured and due on demand.

         During 2005 and 2004, CBM recorded royalty expenses due to a related party of $125,000 and $40,625, respectively.

         During the period January 1 through September 30, 2005, a stockholder loaned CBM $47,459 for working capital. Subsequently, this stockholder loaned CBM an additional $ 3,000. These loans bear interest at 8%, are unsecured and are due on demand.

         During the third quarter of 2005, CBM issued 5,000,000 shares of common stock to its Chief Executive Officer and President in recognition and consideration of his service as an officer and director since June 2003 and his contributions to the progress and development of the company, for which service and contributions he had not been compensated prior to the date of issuance of such shares. For financial accounting purposes, these shares were valued at $150,000 ($0.03 per share) based upon recent market prices of the company's stock.

NOTE 5   COMMITMENTS AND CONTINGENCIES

         (A) License Agreement

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         During 2003, CBM acquired the North America license rights to the bio-cybernetic and frequency analysis technologies covered by U.S. Patent 6,145,228 and copyright TXU 856-320. The license period was for the life of the patent or for 15 years from the first sale of products developed using the license rights. The agreement required a royalty payment of 5% of all sales after initial sales of $3,000,000 or 50 units, minimum royalties equal to 12.5% of all equity raised in the first year and minimum annual royalties of $250,000, thereafter. As of September 30, 2005, no products had been sold under such license.

         On September 16, 2005, the parties entered into a new agreement superseding the previous license agreement and certain other agreements. This new agreement provides for the cancellation of 16,500,000 shares of common stock owned by the inventor, the issuance to him of a nontransferable warrant to purchase 6,500,000 shares of common stock at an exercise price of $ .01 per share exercisable between January 1, 2008 and December 31, 2014, an agreement that $310,000 was due him payable in quarterly installments of $ 50,000 beginning for the quarter starting July 1, 2006, and a non-exclusive license agreement. The non-exclusive license agreement is for North America covering the same technology/products as before with a royalty of 5% of the sale price for each device sold to a customer within the defined territory. The minimum royalty, beginning in 2006, is $250,000 per year, payable in installments every two months beginning on the last day of February 2006. The license may be cancelled at any time for failure to pay. The inventor also may license the product in the defined territory to two other companies with certain exceptions that expire beginning January 1, 2008. As of September 30, 2005, the company had not sold any products under the new agreement or otherwise and had accrued $310,000 due to the license holder. As a result of the termination of the exclusive license agreement, the company recognized a loss on the termination of the exclusive license agreement of $924,421.

         (B) Employment Agreement

         During 2003, CBM entered into an employment agreement with James F. Mongiardo to assume the position of Chief Executive Officer and President for a term of five years at an annual salary of $250,000 upon the company raising $500,000 in equity financing, with additional annual increases of 10% every July 1 over the life of the agreement. The agreement also calls for the officer to receive fringe benefits and participate in all company employment benefits as approved by the Board of Directors. As of September 30, 2005, CBM had not raised the minimum equity capital and no salary had been accrued or paid.

NOTE 6   GOING CONCERN

         As reflected in the accompanying financial statements, the company is in the development stage with a working capital deficiency of $202,159 and a negative cash flow from operations of $432,993 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the company to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

         Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the company to continue as a going concern.

NOTE 7   SUBSEQUENT EVENTS

         On October 11, 2005, in connection with AST's acquisition via reverse merger of CBM and in order to align the fiscal years of the constituent corporations, the Board of Directors of AST determined to change the end of the fiscal year of AST from July 31 to December 31.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            On October 22,2005, a stockholder loaned the company an additional $ 3,000 for working capital.

         On October 24, 2005, the company filed a preliminary information statement relating to its proposed intention to change the name of AST to CardioBioMedical Holdings, Inc. The Board, in consultation with majority stockholders, has determined to delay implementation of such name change at this time.

         On October 3, 2005, CBM notified its shareholders of their appraisal rights pursuant to Delaware law in connection with its merger with AST. Two shareholders owning a total of 1,500 common shares of CBM common stock have notified CBM of their intention to seek appraisal rights under Section 262 of the General Corporation Law of the State of Delaware.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Certain statements contained in this discussion and analysis or incorporated herein by reference that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, and/or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), business strategies or prospects, or possible future actions by us are also forward-looking statements.

         These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

       AST was formed in Florida in August 2001 with the plan of becoming a direct marketing company that developed and marketed premium-quality, premium-priced, branded fitness and exercise equipment to the home fitness equipment market. The company's original business plan included marketing products directly to consumers through a variety of direct marketing channels.

         As an initial step, the company licensed the rights to a portable gym subject to patent protection in the United States, which may be marketed under the trademark Better Buns(R). It was the company's intention for this product to be its first direct-marketed product. AST was unsuccessful in attempting to raise funding to pursue this goal and, in May 2005, received notice that it was in breach of its license agreement for the Better Buns product and that the license was being terminated. Since inception to date, AST had not generated any revenues through the sale of the Better Buns product or otherwise, and had not engaged in any research and development or marketing activities due to limited funds and resources.

         In September 2005, AST changed focus in connection with the merger of a wholly-owned subsidiary of the company and CardioBioMedical Corporation, a Delaware corporation. The subsidiary merged with and into CBM, with CBM as the surviving corporation and becoming a subsidiary of AST. The consideration for the merger consisted of up to 22,077,509 shares of AST common stock, $.0001 par value, payable on a one-for-one basis to the consenting shareholders of CBM and a warrant, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of AST common stock at a purchase price of $.01 per share payable to the sole warrant holder of CBM in exchange for an equivalent CBM warrant. Further, the Board of Directors accepted the resignation of Curtis Olschansky as sole director and officer of AST and elected James F. Mongiardo to fill the vacancy on the Board. Mr. Mongiardo was also elected to serve as Chief Executive Officer and President of AST.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         CBM was formed in May 2003 to commercialize devices incorporating proprietary and patented technology relating to a new scientific technique applying bio-cybernetic principles and frequency analysis in non-invasive medical devices. CBM currently is a party to a license to market in the United States, Canada and Mexico the Cardio Spectrum Diagnostic System or "CSD", a proprietary medical device designed for the non-invasive early diagnosis of coronary artery diseases, particularly myocardial injury caused by ischemia. The CSD system has received 510(k) clearance from the U.S. Food and Drug Administration to be marketed in the United States.

         The new objective of the company is to establish the CSD as the standard of care for the detection of early-stage ischemic heart disease. Our strategy includes first establishing the device with cardiologists and then gaining acceptance and use by other physician specialties and hospitals. We believe critical in U.S. hospital market acceptance will be the cost savings of the CSD in both the early detection of disease and the elimination of the need to perform multiple and more expensive diagnostic procedures to determine a patient's cardiac health. Results have shown that the CSD is effective at non-invasively diagnosing coronary artery disease with more than 90% sensitivity and specificity.

Recent Developments

         On October 22, 2005, a stockholder loaned the company $ 3,000 for working capital. The loan bears interest at 8%, is unsecured and due on demand.

         On October 3, 2005, CBM notified its shareholders of their appraisal rights pursuant to Delaware law in connection with its merger with AST. Two shareholders owning a total of 1,500 common shares of CBM common stock have notified CBM of their intention to seek appraisal rights under Section 262 of the General Corporation Law of the State of Delaware.

Critical Accounting Policies and Changes to Accounting Policies
            In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

            There have been no material changes in our critical accounting policies or critical accounting estimates since completion of CBM's first audit on April 18, 2004 for the years ended December 31, 2004 and 2003 nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies, see Note 1 -- Summary of Significant Accounting Policies and Organization in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB.

            SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the company and have no effect on the financial statements.

Going Concern

            As is set forth in Note 6 to the Financial Statements, the company is in the development stage with a working capital deficiency of $202,159 and a negative cash flow from operations of $432,993 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the company to continue as a going concern is dependent on the company's ability to raise additional capital and implement its business plan.

Plan of Operations

         Neither AST nor CBM has generated any revenues from operations or otherwise since their inception. AST intended to generate revenue through the sale of a licensed product, Better Buns(R) - a portable patented gym product, but the license to such product was terminated due to AST 's failure to make minimum royalty payments. Through September 23, 2005, AST had not been successful in raising capital for the development, marketing or sale of any other products. AST then adopted a new strategy through the merger with CBM.

         In order to implement the new strategy of the company, it will need to raise capital during the next 12 months. Cash on hand was $1,088 as of September 30, 2005, which amount is inadequate to fund the company's current projected capital requirements. Total operating expenses for the company for the three months ended September 30, 2005 were $288,697 compared to $79,257 for the same period in 2004. For the nine months ended September 30, 2005, total operating expenses were $571,890 compared to $291,184 for the same period in 2004. From May 28, 2003 (inception) to September 30, 2005, total operating expenses were $2,862,664. The company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategies.

         Our capital requirements will depend on numerous factors, including but not limited to the commitments and progress of our research and development efforts, the progress of clinical trials, the cost of sales and marketing for the CSD and other products, medical and business consultants and advisors, the time and cost involved in maintaining regulatory compliance, and competing technological and market developments. Future activities, including the establishment of the CSD in the medical marketplace, will be subject to our ability to raise funds.

         We intend to raise capital primarily through the public or private sale of securities (equity and/or debt), although there can be no assurance that we will be able to obtain capital or, if such capital is available, that the terms of any financing will be acceptable. If the company succeeds in raising capital, such funds will be used to implement the new strategy of developing clinical trial data to support the market introduction of the CSD in the United States, Canada and Mexico. Payment for clinical trials includes retaining the services of a clinical research organization, payment to the clinical research site(s) for patients enrolled in the clinical trials, payment for the CSD unit(s) used in these clinical trials, payment for costs associated with Institution Review Board Approval, and preparation of marketing materials to support commercial introduction of the CSD.

         We intend to conduct a concentrated set of clinical trials that will begin with physicians associated with major teaching hospitals as part of our strategy of obtaining a CPT Code for the CSD to facilitate insurance reimbursement. The first such trial is currently being conducted at Cedars Sinai Medical Center in Los Angeles, California. While clinical data is being generated to support a CPT Code application, we further intend to conduct additional clinical trials to "seed" the market in the United States. We also expect that use of the CSD by cardiologists at major teaching hospitals and other opinion leaders locations will support the market introduction.

         Pursuant to its new strategy, the company intends to continue to operate as a virtual company as it attempts to raise capital over the next 12 months. The company believes such an approach will help leverage results through better allocation of its capital by retaining as needed the diverse expertise required to conduct clinical trials and to prepare for market introduction. The company does not expect to significantly increase the number of employees over the next 12 months.

         The company also does not expect to purchase any plant or significant equipment over the next 12 months given its focus on developing clinical data and preparing for the market introduction of the CSD.

         If we are unsuccessful at raising sufficient capital to fund our operations, for whatever reason, we may be forced to seek opportunities outside of our new corporate focus or to seek a buyer for our business or another entity with which we could partner. Ultimately, if all of these alternatives fail, we may be required to cease operations and seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

         Neither the company nor its subsidiary is a party to any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

         The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures were effective.

         Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In connection with the merger of AST and CBM discussed above, the Board of Directors of AST authorized the issuance of up to 22,077,509 shares of its common stock, $0.0001 par value (representing 66.5% of the company's issued and outstanding shares following the merger), to the stockholders of CBM. Such shares were to be exchanged, on a one-for-one basis, for up to 22,077,509 issued and outstanding shares of common stock, $.01 par value, held by CBM's consenting shareholders. The issuance of stock to U.S. stockholders was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         Preceding the merger, 16,500,000 shares of CBM common stock were cancelled pursuant to an agreement dated September 16, 2005. Pursuant to the terms of such agreement and the Merger Agreement, AST also issued a warrant to purchase 6,500,000 shares of its common stock to a warrant holder of CBM in exchange for a CBM warrant representing such holder's right to purchase 6,500,000 shares of CBM common stock. The warrant is not exercisable until January 1, 2008 and will expire on December 31, 2014. The exercise price is $.01 per share and the warrant is not assignable or transferable by the holder.

         For more information, see the company's current report on Form 8-K as filed with the SEC on September 29, 2005.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 24, 2005, the company filed a preliminary information statement relating to its proposed intention to change the name of the company to "CardioBioMedical Holdings, Inc." The Board of Directors, in consultation with majority shareholders, has determined to delay implementation of such name change at this time.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

       31   Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32   Certification of Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                         ADVANCED SPORTS TECHNOLOGIES, INC.
                                         ----------------------------------



Date:  November 15, 2005                 /S/ JAMES F. MONGIARDO
       -----------------                 ----------------------
                                         James F. Mongiardo
                                         Chief Executive Officer,
                                         President, and Chief Financial Officer