Form 10KSB
period 2005-12-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-04-13
CIK 1160798

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                _____________

                                Form 10 - KSB
                                CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of report (Date of earliest event reported):   March 31, 2006

                  ADVANCED SPORTS TECHNOLOGIES, INC.
          (Exact Name of Registrant as Specified in Charter)

       Florida                     333-106299               65-1139235
(State or Other Jurisdiction      (Commission             (IRS Employer
           of Incorporation)         File Number)         Identification No.)

                2 Briar Lane, Natick, Massachusetts          01760
               (Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code (508) 647-4065

9700 Via Emilie, Boca Raton, Florida, 33428
(Former Name or Former Address, if Changed Since Last Report)

Securities Registered pursuant to Section 12 (g) of the Act: None

		Common Stock, par value $ 0.001 per share
			(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( )

        The Company's revenues for the year ended December 31, 2005 were $ 0.

	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes [X] No [ ].


	As of April 7, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.025 per share on March 31, 2006 was $ 301,188

	As of April 7, 2006, there were 33,175,009 shares of the registrant's Common Stock outstanding assuming conversion of all CardioBioMedical Corporation common shares into registrant's common stock.

Item 1		DESCRIPTION OF BUSINESS

Overview of the Company and its Prior Strategy

     AST was incorporated in the state of Florida on August 9, 2001.

     The Company's initial efforts were focused on developing and marketing premium-quality, premium-priced, branded fitness and
exercise equipment to the home fitness equipment market.   Our
original business plan included marketing products directly to consumers through a variety of direct marketing channels, including spot television commercials, infomercials, print media, direct response mailings and the Internet. Initial consumers targeted for the Company's efforts included health clubs and gyms, rehabilitation clinics, hospitals, colleges and universities, hotels and motels and the military and governmental agencies.

     AST licensed the rights to a portable gym subject to patent protection in the United States, which may be marketed under the trademark Better Buns. It was the Company's intention for this product to be its first direct-marketed product, although the Company was unsuccessful in its attempts to raise funding for marketing. All patents, trademarks and other intellectual property associated with the Better Buns product are owned by, and the Company's license agreement was with, Exerciting LLC, which is owned by the brothers of the Company's former President and sole director. Prior to the Merger (as defined below and discussed herein), the Company was searching for other products to license or acquire for introduction. AST has not generated any revenues through the sale of the Better Buns product or otherwise and has not engaged in any research and development or marketing activities due to limited funds and resources.

     In May 2005, the Company received notice that it was in breach of its license agreement with Exerciting, LLC for the Better Buns product and that the license was being terminated.

The Merger

     On September 23, 2005, the Company changed focus through a merger with CardioBioMedical Corporation. We created a wholly-owned Delaware subsidiary for the purpose of merging with CBM, a Delaware corporation. With the consent of shareholders holding over 95% of the shares of CBM entitled to vote, the Sub merged with and into CBM with CBM being the surviving corporation. CBM then became a subsidiary of the Company and the separate existence of Sub ceased.

     The consideration for the Merger consisted of 22,077,509 shares of AST common stock, $.0001 par value, payable to the shareholders of CBM and a warrant, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of AST common stock at a purchase price of $.01 per share payable to the sole warrant holder of CBM. At the effective time of the Merger and without any action on the part of CBM stockholders, each one share of CBM common stock (except for shares held in treasury and dissenting shares) was converted into the right to receive one share of common stock of the Company, and the CBM warrant referenced above was exchanged for an equivalent AST warrant.

     Further in connection with the Merger, the Board of Directors accepted the resignation of Curtis Olschansky as sole director and officer of the Company and elected James F. Mongiardo to fill the vacancy on the Board. Mr. Mongiardo was also elected to serve as Chief Executive Officer and President of AST.

     CBM was formed in May 2003 to commercialize, in licensed territories, devices incorporating proprietary and patented technology relating to a new scientific technique applying bio-cybernetic principles and frequency analysis in non-invasive medical devices.
CBM currently is a party to a non-exclusive license from a patent holder to sell a proprietary device in designated territories and has a commitment from such patent-holder to perform consulting services for CBM at its request.

The Medical Problem

     According to the American Heart Association's latest cardiovascular disease statistics (estimates for 2002), cardiovascular disease is the number one killer in the United States. Cardiovascular dysfunction, especially atherosclerosis (hardening of the arteries) and its manifestations, debilitates nearly 13 million Americans and annually causes approximately 900,000 deaths in the United States.
The main cause of cardiac death is acute myocardial infarction. Myocardial infarction refers to the injury or death of heart muscle and tissue because of interrupted blood flow to the area, typically as a result of atherosclerosis. An acute myocardial infarction will occur in 1.2 million people in the United States each year, 500,000 of whom will die during this acute event. Among those who experience sudden cardiac death, coronary artery disease ("CAD") is the main cause of death. A very important risk factor is "silent" ischemia (or restricted blood flow), i.e. the asymptomatic form of CAD.

     In 1903, Willem Einthoven devised the string galvanometer to indicate and graphically record changes of electric potential at various points on the exterior surface of the human body caused by contractions of the myocardium or heart muscle. His invention became the electrocardiogram ("ECG"). ECG devices measure the electrical impulses generated by the myocardial cells. The standard ECG test records the positive and negative electrical waves resulting from each heartbeat. This means that a standard ECG study examines the electrical output in the time domain, i.e., a one-dimensional
examination.   This can limit the amount of data generated and,
accordingly, the diagnostic value of the device. While the standard ECG is not invasive, it is also of low accuracy (50-55% for CAD) and is insensitive to ischemia according to the Yale University School of Medicine Heart Book.

     In order for a physician to get a more accurate understanding of the coronary risk associated with a patient, more expensive, complicated and riskier diagnostic procedures are available. If CAD can be detected at an early stage, there exist multiple treatment regimens that may effectively treat CAD.

The Product

     As noted above, CBM has a non-exclusive license to market a proprietary medical device designed for the non-invasive early diagnosis of coronary artery diseases, particularly myocardial injury caused by ischemia, in the United States, Canada and Mexico. The product, known as the Cardio Spectrum Diagnostic System ("CSD"), has received approval under Underwriters Laboratories, Inc.'s electrical safety standards (UL-2601), the European Union's standard for marketing a medical device (CE) and the Federal Communication Commission's standards for marketing a computer. In addition, CBM received 510(k) clearance from the U.S. Food and Drug Administration to market the CSD in the United States.

     The basic concept underlying the proprietary technology incorporated in the CSD is the recognition that time domain myocardial electrical signals can be transformed into frequency domain and then analyzed. This concept is easily understood through the example of sunshine. To the naked eye, sunshine appears to be white.
Scientists, however, regard sunshine more precisely as a spectrum in which one can see that the white comprises an infinite array of colors just like a rainbow. Similarly, the electrical signals given by the ECG can be transformed from the time domain into the frequency domain and then analyzed. It is our contention that this frequency domain gives a more complete and accurate assessment of the coronary disease status of a patient than other standard, non-invasive coronary diagnostic procedures.

     The CSD is the culmination of 20 years of research and development. Included in its software are over 20,000 patient test results. The procedure utilizing the device is performed non-invasively while the patient is at rest, with the goal of eliminating the risks associated with either exercise or the injection of dyes or a catheter. After attaching the leads to the patient, the procedure is completed in approximately 90 seconds. Results to date have shown that the CSD is effective at non-invasively diagnosing CAD with more than 90% sensitivity and specificity.

A New Strategy

     The new objective of the Company is to establish the CSD as the standard of care for the detection of early-stage ischemic heart disease. Our strategy includes first establishing the system with cardiologists and then gaining acceptance and use by other physician specialties and hospitals. We believe critical in U.S. hospital market acceptance will be the cost savings of the CSD in both the early detection of disease and the elimination of the need to perform multiple and more expensive diagnostic procedures to determine a patient's cardiac health.

     Even though the CSD may be marketed in the United States today, the Company believes that the key to successful marketing here and elsewhere will be insurance reimbursement. Historically, medical devices are not accepted by the medical community or hospitals in any meaningful manner until there is associated insurance reimbursement for use of the device. Therefore, one of the first objectives of the Company will be to obtain a "CPT Code" for the CSD. CPT codes describe medical or psychiatric procedures performed by physicians and other health-care providers. The codes were developed by HCFA
(Health Care Financing Administration, a government department that sets insurance reimbursement rates) to assist in the assignment of reimbursement amounts to providers by Medicare carriers. A growing number of managed care and other insurance companies, however, base their reimbursements on the values established by HCFA.

     We intend to seek a CPT code through a concentrated set of clinical trials that will begin with physicians associated with major teaching hospitals. The first such trial was started at Cedars Sinai

Medical Center in Los Angeles, California. While clinical data is being generated to support a CPT code application, we further intend to conduct additional clinical trials to "seed" the market in the United States. We also expect that use of the CSD by cardiologists at major teaching hospitals and other opinion leader locations will support market introduction.

     We intend to sell the CSD to physicians including group practices, hospitals and health maintenance organizations. We anticipate that marketing will focus on its advantages, namely its sensitivity and specificity as a non-invasive diagnostic tool to assist the physician in determining whether a patient has CAD. We intend to use traditional vehicles to convey this message, including medical journal advertising, direct mail and participation in medical meetings and conferences.

     We also intend to market and sell the CSD through a hybrid sales effort. In the United States, medical devices are sold through direct sales forces, distributors or a combination of both. Because the CSD test results include a suggested diagnosis, we believe that the CSD may be suitable for sale through distributors. To augment that effort and include key account selling, e.g. hospital chains, we also anticipate hiring a small direct sales force.

     In addition to a suggested diagnosis, the CSD test results gives the physician additional diagnostic information about the coronary health of the patient. The power spectrum, dual lead correlation and location results of the CSD test offer an additional potential revenue source. We plan to offer physicians a service to analyze this additional information to further assist the physician in treating the patient.

Manufacturing and Distribution

     We currently expect that the CSD will be supplied by its inventor, Professor Dan Qun Fang. The product consists of commercially available hardware components and proprietary software owned by Prof. Fang and licensed to CBM. Pursuant to the license agreement for the CSD, CBM will have the benefit of "most favored nation" pricing, or pricing as favorable as that received by other sales licensees/customers of the same products on comparable terms and conditions.

Competition

     The market for medical devices is highly competitive and is served by a number of well-established companies with recognized names. In order to effectively compete, we will be required to make substantial investments in sales and marketing as well as research and development. Many products are sold by companies with greater resources than the Company and there is no assurance that we will be successful in gaining significant market share for the CSD or other products and product candidates or earning a return on our investment in such products and product candidates.

     Equipment used by the physician as a diagnostic aid in determining whether a patient has coronary artery disease includes electrocardiogram equipment, stress electrocardiogram equipment, impedance cardiography equipment, echocardiogram equipment, stress echocardiogram equipment, Thallium SPECT equipment, Ultra-Fast CT Scan equipment, CT angiogram equipment, Pet Scan equipment and angiogram equipment. In addition to competition from these devices and their respective manufacturers, the Company believes that it will have one primary direct competitor, Premier Heart, which markets a two lead detection system known as the 3DMPT system, as opposed to the 12 lead detection system used by the CSD.

     As noted above, we anticipate that a critical competitive factor affecting our business is the level of insurance reimbursement and the accuracy of the diagnostic information provided by the device. With results showing over 90% sensitivity and specificity, we believe the CSD approaches the sensitivity and specificity of the gold standard for determining CAD, the angiogram. Unlike the angiogram, which is invasive and has a low risk of morbidity, the CSD is non-invasive and does not present a risk of morbidity.

     Regardless of any perceived or actual benefits and advantages, our technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by competitors.
Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities and related experience. The greater resources, capabilities and experience of our competitors may enable them to develop, manufacture and market their products more successfully and at a lower cost. In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials of medical devices and obtaining regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA and related approvals for products more rapidly than we will, which may give them an advantage in achieving market acceptance of their products.

     Moreover, our technologies and products will likely be affected by technological change in the future. Management will have to continue to stay abreast of these changes as they affect optimal service and product configuration, and will have to remain vigilant and nimble in order to prevent early investments from becoming obsolete and other competitive firms who enter later obtaining an advantage with newer technologies and processes. There can be no assurances that we will be able to successfully develop and market our products or respond effectively to technological changes or new product announcements by others. Further, our success depends on the popularity of our products and services and related technology in the commercial arena, which we cannot guarantee. We also cannot guarantee that our products and services will not become unmarketable or obsolete by a competitor's more rapid introduction to the marketplace.

Intellectual Property Matters

     Where appropriate, we will seek patent, trademark and other proprietary rights protection for the products and brands we develop or introduce. In other cases, we will seek to license the rights to use the patents, trademarks and other proprietary rights of others in support of our business strategy, such as was the case with the Better Buns product and is currently the case with the CSD system. However, there can be no assurance that patent, trademark and other proprietary rights will be issued for any applications we file or that we will be able to license such products and rights on terms acceptable to the Company, or at all. To date, neither the Company nor CBM has filed any applications or registrations for any patent, trademark and other proprietary rights.

     In the case of the CSD system, CBM's agreement with its inventor requires CBM to pay a royalty of five percent (5%) of the sale price for each device sold to a customer within the defined territory. The minimum royalty, beginning in 2006, is $250,000 per year, payable in installments every two months beginning on the last day of February 2006. No payment was made in February or March 2006. The license may be cancelled at any time for failure to pay. The inventor also may license the product in the defined territory to up to two other companies with certain exceptions that expire beginning January 1, 2008. The CSD is protected under U.S. patents 6,148,228 and 6,638,232 and Copyright TXU 856-320. All patents, copyrights and other intellectual property associated with this product are owned by Professor Dan Qun Fang. However, CBM has the right to register the CSD trademark in the event that Prof. Fang does not do so by December 31, 2006, although Prof. Fang will retain a non-exclusive right to its use.

Regulatory Matters

     The FDA's Center for Devices and Radiological Health is responsible for regulating firms that manufacture, re-package, re-label, and/or import medical devices sold in the United States. The FDA classifies medical devices into Class I, II, and III, and regulatory control increases from Class I to Class III. The device classification regulation is critical, as it defines the regulatory requirements for a general device type. Most Class I devices are exempt from certain premarket notification requirements; most Class II devices require a "Premarket Notification" or 510(k) filing; and most Class III devices require "Premarket Approval."

     Devices like the CSD are typically classified as Class II devices and require a premarket notification 510(k) filing. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device includes those that have been found to be substantially equivalent to such a device through the 510(k) process. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s).

In order to obtain approval, applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. Once approved, the basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are:

* establish registration for device manufacturers (both domestic and foreign) and importers,
* medical device listing by firms that manufacture, re-package and re-label, develop specifications, reprocess single-use devices, remanufacture and/or manufacture accessories and components sold directly to the end user,
* quality system regulation, including requirements related to the methods used in and the facilities and controls used for designing, purchasing, manufacturing, packaging, labeling, storing, installing and servicing of medical devices,

* labeling requirements as well as descriptive and informational literature that accompanies the device, and
* medical device reporting to report incidents in which a device may have caused or contributed to a death or serious injury.

     As noted above, the CSD system has received UL-2601, CE and FCC approval, and CBM has received 510(k) clearance from the FDA to market the CSD in the United States. We also intend to apply for a CPT Code for insurance reimbursement purposes. Future products and product candidates will likely have to go through the premarket notification or premarket approval process, and will be subject to the applicable regulatory requirements discussed above. There can be no assurances that approval would be granted for any future product or product candidate, whether in the United States or elsewhere, on a timely basis or at all. Furthermore, if approval is granted, the product or device would be subject to continuing regulatory regulations and oversight. The approval process is expensive and can take a long time to complete, and the cost involved in satisfying applicable ongoing compliance requirements is high.

Research and Development

     The Company did not invest in research and development for the Better Buns or any other fitness product. Through December 31, 2005, CBM had invested $126,969 in research and development activities for the CSD system. This amount has been borne solely by CBM, and the Company does not expect in the near term to receive external funding
for research and development activities.   These expenditures have
included retaining Averion, Inc., a clinical research organization, to assist in the development of clinical protocols, monitoring of clinical trials and analysis of data. CBM also pays for all expenses associated with its clinical trials, including fees charged by the Institutional Review Board and a fee per patient enrolled.

Employees

     The Company currently employs one individual, James F. Mongiardo, its sole director and officer.

Item 2. 	 DESCIRPTION OF PROPERTY

     Our principle office facility is presently located in space owned by our sole officer. We are not presently incurring any rent expense associated with this space.

Item 3.		LEGAL PROCEEDINGS

     We are not party to any legal proceedings as of the date of this Form 10 KSB.

Item 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5.		MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSURER PURCHASES OF EQUITY SECURITIES

     Our common stock was approved for an unpriced quotation on the Over the Counter Bulletin Board on October 19, 2004.

     As of April 7, 2006, there were 170 shareholders of record of our common stock and a total of 33,175,009 shares outstanding assuming conversion of all CardioBioMedical Corporation common shares into registrant's common stock.

     We have never paid any dividends and do not currently anticipate paying dividends in the future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors may think are relevant.

     There are currently no outstanding options or warrants to purchase, or any securities that are convertible into, our common stock other than a single warrant to purchase 6,500,000 shares issued in connection with the Merger, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of AST common stock at a purchase price of $.01 per share.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

     AST was formed in Florida in August 2001 with the plan of becoming a direct marketing company that developed and marketed premium-quality, premium-priced, branded fitness and exercise equipment to the home fitness equipment market. Our original business plan included marketing products directly to consumers through a variety of direct marketing channels.

     As an initial step, the Company licensed the rights to a portable gym subject to patent protection in the United States, which may be marketed under the trademark Better Buns. It was the Company's intention for this product to be its first direct-marketed product. The Company was unsuccessful in its attempts to raise funding to pursue this goal and, in May 2005, received notice that it was in breach of its license agreement for the Better Buns product and that the license was being terminated. Since inception to date, the Company had not generated any revenues through the sale of the Better Buns product or otherwise, and had not engaged in any research and development or marketing activities due to limited funds and resources.

     In September 2005, the Company changed focus in connection with the Merger of a wholly-owned subsidiary of the Company and CardioBioMedical Corporation, a Delaware corporation. The subsidiary merged with and into CBM, with CBM as the surviving corporation and becoming a subsidiary of AST. The consideration for the merger consisted of 22,077,509 shares of AST common stock, $.0001 par value, payable on a one-for-one basis to the consenting shareholders of CBM and a warrant, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of AST common stock at a purchase price of $.01 per share payable to the sole warrant holder of CBM in exchange for an equivalent CBM warrant. Further, the Board of Directors accepted the resignation of Curtis Olschansky as sole director and officer of the Company and elected James F. Mongiardo to fill the vacancy on the Board. Mr. Mongiardo was also elected to serve as Chief Executive Officer and President of AST.

     CBM was formed in May 2003 to commercialize devices incorporating proprietary and patented technology relating to a new scientific technique applying bio-cybernetic principles and frequency analysis in non-invasive medical devices. CBM currently is a party to a non-exclusive license to market in the United States, Canada and Mexico the Cardio Spectrum Diagnostic System or "CSD", a proprietary medical device designed for the non-invasive early diagnosis of coronary artery diseases, particularly myocardial injury caused by ischemia. The CSD system has received 510(k) clearance to be marketed in the United States.

     The new objective of the Company is to establish the CSD as the standard of care for the detection of early-stage ischemic heart disease. Our strategy includes first establishing the device with cardiologists and then gaining acceptance and use by other physician specialties and hospitals. We believe critical in U.S. hospital market acceptance will be the cost savings of the CSD in both the early detection of disease and the elimination of the need to perform multiple and more expensive diagnostic procedures to determine a patient's cardiac health. Results have shown that the CSD is effective at non-invasively diagnosing CAD with more than 90% sensitivity and specificity.

Critical Accounting Policies and Changes to Accounting Policies

     AST historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

     Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Plan of Operations

     Neither AST nor CBM has generated any revenues from operations or otherwise since their inception. AST intended to generate revenue through the sale of a licensed product, Better Buns - a portable patented gym product, but the license to such product was terminated due to AST 's failure to make minimum royalty payments. Through April 7, 2006, the Company had not been successful in raising capital for the development, marketing or sale of any other products. The Company then adopted a new strategy through the merger with CBM.

     In order to implement the new strategy of the Company, AST will need to raise capital during the next 12 months: cash on hand was $1,698 as of December 31, 2005 which amounts are inadequate to fund the company's current projected capital requirements. Total operating expenses for AST from inception to December 31, 2005 were $473,242, which equaled the Company's losses for that period. From inception to December 31, 2005, CBM's net loss equaled $3,985,997.
Both entities have funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue their business strategies.

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

     We intend to raise capital primarily through the public or private sale of securities (equity and/or debt), although there can be no assurance that we will be able to obtain capital or, if such capital is available, that the terms of any financing will be acceptable. If the Company succeeds in raising capital, such funds will be used to implement the new strategy of developing clinical trial data to support the market introduction of the Cardio Spectrum Diagnostic System in the United States, Canada and Mexico. Payment for clinical trials includes retaining the services of a clinical research organization, payment to the clinical research site(s) for patients enrolled in the clinical trials, payment for the CSD unit(s) used in these clinical trials, payment for costs associated with Institution Review Board Approval, and preparation of marketing materials to support commercial introduction of the CSD.

     We intend to conduct a concentrated set of clinical trials that will begin with physicians associated with major teaching hospitals as part of our strategy of obtaining a CPT Code for the CSD to facilitate insurance reimbursement. The first such trial was started at Cedars Sinai Medical Center in Los Angeles, California. While clinical data is being generated to support a CPT Code application, we further intend to conduct additional clinical trials to "seed" the market in the United States. We also expect that use of the CSD by cardiologists at major teaching hospitals and other opinion leaders locations will support the market introduction.

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

     The Company is in the development stage with a working capital deficiency of $ 277,229, a stockholders' deficiency of $ 485,506 and a negative cash flow from operations of $ 436,313 from inception. These factors raise substantial doubt about its ability to continue as a going concern. There is insufficient capital for operations for the next twelve months.

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

Description of Property

     Neither the Company nor CBM owns any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of their operations or otherwise.

     The principal business address of the Company was 9700 Via Emilie in Boca Raton, Florida 33428, which was space owned by the former sole director and officer of the Company. At the time of the Merger, the Company moved its principal place of business to that of CBM, located at 2 Briar Lane, Natick, Massachusetts 01760, which is space owned by the new sole director and officer of the Company. In both cases rent has not been charged for the office space, and it is not expected that rent will be charged in the near-term.

Item 7. Financial Statements.

     The company's financial statements are attached hereto and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants

     Salberg & Company, PA ("Salberg") was dismissed as the independent auditor for the Company on March 4, 2004. Salberg's reports on the financial statements of the Company for the fiscal years ended July 31, 2003 and 2002, and for the period from August 9, 2001 (inception) through July 31, 2003, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that there was an explanatory paragraph relating to AST's ability to continue as a going concern.

The Company's Board of Directors approved the change in accountants.

     For the fiscal years ended July 31, 2003 and 2002, for the period from August 9, 2001 (inception) through July 31, 2003, and for the interim period from August 1, 2003 to March 4, 2004 (the date the relationship ended with Salberg), there were no disagreements between the Company and Salberg (whether or not resolved) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Salberg, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

     During the fiscal years ended July 31, 2003 and 2002, and for the period from August 9, 2001 (inception) through July 31, 2003 and for the interim period from August 1, 2003 through March 4, 2004 (the date the relationship ended with Salberg), the Company had not been advised of any matters described in Regulation S-B, Item 304(a)(1)(B).

     The Company engaged Webb & Company P.A., 1501 Corporate Drive, Suite 290, Boynton Beach, Florida, 33426 ("Webb"), as its new independent accountants as of March 4, 2004. Prior to such date the Company did not consult with Webb regarding (i) the application of accounting principles to a specified completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any other matter that may have been subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures

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

         Such evaluation did not identify any change in the company's internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.




Item 9. Directors, Executive Officers, Promoters and Control Persons

     From September 30, 2002 through September 23, 2005, Curtis
Olschansky, 42, was the sole officer and director of the Company. Mr. Olschansky served as AST's President, principal executive officerand interim principal financial officer.

     Beginning September 23, 2005, James F. Mongiardo, 60, replaced Mr. Olschansky as sole director and was elected Chief Executive Officer and President of the Company. Mr. Mongiardo will serve as a director of the Company until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

     Mr. Mongiardo has served as sole director and President, Chief Executive Officer, Treasurer and Secretary of CBM since its inception in May 2003. In 2000, Mr. Mongiardo formed Homewood Capital Group, LLC, an investment advisory firm specializing in institutional private placements for emerging companies, at which he currently serves as Managing Director. From 1995 to 2000, Mr. Mongiardo served as Managing Director of LBC Capital, LLC, an investment banking firm.
Mr. Mongiardo was Chief Executive Officer of Epigen, Inc., which subsequently changed its name to Egenix, Inc, from 1991 to 1993, and President in 1994. During 1989 and 1990, he served as Vice President of Corporate Development for Organogenesis, Inc. He served as Chief Executive Officer of Medivix, Inc., a public health care services company that provided mail order prescription services for employers and unions, from 1986 to 1988. From 1984 to 1986, Mr. Mongiardo served as President and Chief Operating Officer of Photec Diagnostics, a venture-capital financed diagnostic company that subsequently changed its name to Photest Diagnostics Inc. He served in various capacities from 1973 to 1984 at Schering-Plough Corporation. While head of U.S. marketing for the pharmaceutical division of Schering-Plough from 1980 to 1983, he introduced 12 new over-the-counter and prescription products. Mr. Mongiardo is a graduate of Johns Hopkins University (B.A.) and Harvard Law School (J.D.).

     Neither Mr. Olschansky nor Mr. Mongiardo serves as a director of any other reporting company, and there are no family relationships among the directors or executive officers (or any nominees therefore) of the Company or its subsidiary or any legal proceedings involving such individuals.

Item 9A. Code of Ethics

The Company has adopted a Code of Ethics that applies to employees, officers and directors. The Code of Ethics was filed as
Exhibit 14.1 to the Company's Form 10-KSB filed for the year ended December 31, 2004.


Audit Committee

     The Company currently does not have an audit committee; the sole director has acted and will continue to act as the audit committee of the Board of Directors.

Nominations

     The Board of Directors nominates candidates to stand for election as directors; other candidates also may be nominated by any stockholder, provided that such other nomination(s) are submitted in writing to the Secretary of the Company no later than 90 days prior to the meeting of stockholders at which such directors are to be elected, together with the identity of the nominator and the number of shares of the Company's stock owned, directly or indirectly, by the nominator. Directors are elected at the annual meeting of the stockholders, except for vacancies and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class (which positions may be filled by the affirmative vote of a majority of the directors then in office, although fewer than a quorum, or by a sole remaining director), and each director elected shall hold office until such director's successor is elected and qualified or until the director's earlier death, resignation or removal. These procedures have not changed since adopted by the Company.

Item 10. Executive Compensation

      Mr. Olschansky received a salary of $24,000 for 2004 and did not receive any compensation (whether in cash, equity or other form) from the Company for his services as sole director and officer for 2005. Similarly, from inception of CBM through September 23, 2005, Mr. Mongiardo did not receive any cash compensation from CBM for his services as sole director and officer, but did receive 5,000,000 shares of CBM common stock that were awarded in September 2005 as a stock bonus in recognition and consideration of Mr. Mongiardo's services for and on behalf of CBM which has been valued at $ 150,000. See "Certain Relationships and Related Transactions" below for a description of the transactions during the last two years between the Company and its subsidiary and their respective officers, directors and significant stockholders. The Company recognized as in kind contribution of services by Mr. Mongiardo in the amount of $12,000 for 2005.


     The table below sets forth the total compensation accrued by the Company for the fiscal years ended December 31, 2005, 2004 and 2003 for the Company's former President, who was the sole executive and financial officer of the Company. Such amounts were forgiven in full in connection with the Merger.

Summary Compensation Table




                                                       Securities        All
    Name and                                           Underlying       Other
Principal Position      Year     Salary     Bonus    Options Granted  Compensation
------------------      ----     ------     -----     ------------    ----------
James F. Mongiardo	2005	  $12,000     0 	    0	    150,000
President, Principal	2004	  $	0     0             0             0
Executive Officer,
Principal Financial
Officer
Curtis Olschansky,      2005      $     0     0             0             0
Former President,       2004      $24,000     0             0             0
principal executive
officer, interim
principal financial
officer


Option and Long-Term Incentive Plans

     Neither the Company nor CBM has maintained or currently maintains any option or similar equity compensation plans or programs, or any long-term incentive programs or plans, and no current or former officer has ever been granted any stock options or stock appreciation or similar rights.

Director Compensation

     The Company does not have arrangements, standard or otherwise, pursuant to which directors are compensated for services provided as directors (including as members of committees of the Board of Directors). Directors of the Company and its subsidiary have not been and currently are not compensated for their services as directors except as set forth herein.

Employment and Related Agreements

     Mr. Olschansky was not,a party to any employment agreement with the Company.

     In 2003, CBM entered into an employment agreement with Mr. Mongiardo, as Chief Executive Officer and President, for a term of five years at an annual salary of $250,000, payable upon CBM raising $500,000 in equity financing, with additional annual increases of 10% every July 1 over the life of the agreement. The agreement also calls for the officer to receive fringe benefits and participate in all CBM employment benefits as approved by the Board of Directors. As of this date, CBM has not raised the minimum equity capital and no salary has been accrued or paid to Mr. Mongiardo.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 31, 2006, the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and
(iv) all current directors and executive officers as a group.


Name and Address of          Amount and Nature of
Beneficial Owner             Beneficial Ownership(1)  Percent of class

James F. Mongiardo
2 Briar Lane
Natick, MA 01760             12,127,500                  36.6%

Charles Minutolo
2320 N.E. 48th Street
Lighthouse Point, FL
33064                         9,000,000                  27.1%

Curtis Olschansky
9700 Via Emilie
Boca Raton, FL 33428          7,000,000                  21.1%

Meredith Dodrill
5800 Hamilton Way
Boca Raton, FL 33496          3,000,000                   9.0%

All current
directors and
executive officers
as a group  (1 person)       12,127,500                  36.6 %

(1)	Unless otherwise indicated, each of the persons named in
the table above has sole voting and investment power with respect to the shares set forth opposite such person's name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of March 31, 2006 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other rights held by any other person.

The Company knows of no arrangement that may result in a change of control of AST.


Item 12. Certain Relationships and Related Transactions

     In January 2003, the Company entered into a licensing agreement with Exerciting, LLC to acquire the exclusive rights associated with a product known as Better Buns. The terms of the licensing agreement provided that the Company would pay Exerciting a royalty of eight percent (8%) of gross revenues derived from the Company's sales of the product and that the Company must achieve certain minimum sales figures on an annual basis or pay minimum royalty payments of fifty thousand dollars ($50,000) per quarter regardless of sales achieved, and issue 100,000 shares of its common stock to the members of the licensor. Curtis Olschansky, the Company's former principal executive officer and director, is the brother of Brad Olschansky and Scott Olschansky, who are the owners and members of Exerciting, LLC. The Company issued 200,000 shares (after giving effect to the stock split discussed below) to these individuals in January 2003. This agreement was terminated during May 2005.

     During October 2003, the Company received non-interest bearing, unsecured, demand working capital loans in the amount of $5,000 from Mr. Olschansky, its former principal executive officer and director, and $5,000 from Meredith Dodrill, a significant stockholder. These loans were forgiven in full in connection with the Merger.
During May 2005, the Company received a non-interest bearing, unsecured, demand working capital loan of $5,750 from Mr. Olschansky, its former principal executive officer and director. This loan was forgiven in full in connection with the Merger

     Meredith Dodrill, a significant stockholder of the Company, is married to James Dodrill, who served as corporate legal counsel for the Company. Mr. Dodrill also acted as interim President of the Company upon its inception. As of July 31, 2004, Mr. Dodrill was owed $50,000 for legal services provided to the Company, which amount was forgiven in full in connection with the Merger.

     Because of their initiatives in founding and organizing the Company, Mr. and Mrs. Dodrill may both be considered promoters of the Company. Mrs. Dodrill is presently the holder of 3,000,000 shares of our common stock, which were issued in exchange for the forgiveness of expenses payable to Ms. Dodrill totaling $10,000.

     During 2003, Mr. Mongiardo advanced $15,413 to CBM for start-up and operating expenses. The advance is non-interest bearing, unsecured and due on demand.

Item 13. Exhibits


Exhibit 31.1 CEO and CFO Certification

Exhibit 31.1 CEO and CFO Certification



Item 14. Audit Fees

During 2005 the Company paid Webb & Co Audit Fees in the amount of $20,503. No other fees or amounts were paid to Webb & Co.

Description of Securities

     The only securities of the Company currently outstanding are shares of its common stock, $.0001 par value. The Company is authorized to issue 100,000,000 shares of its common stock and 20,000,000 million shares of preferred stock, $.0001 par value, although no classes or series of preferred stock have been designated. The Board of Directors of the Company is authorized by the Company's Amended and Restated Articles of Incorporation to fix the number and designations, powers, preferences, rights and restrictions of any such class or series of preferred stock.

     Holders of the Company's common stock are entitled to one vote per share on each matter submitted to a vote at a meeting of shareholders. Except as otherwise expressly provided by the law of the State of Florida or the Company's Amended and Restated Articles of Incorporation or the resolution of the Board providing for the issue of a series of preferred stock, the holders of the common stock shall possess exclusive voting power for the election of directors and for all other purposes.

     Subject to any prior rights to receive dividends to which the holders of shares of any series of preferred stock may be entitled, the holders of shares of common stock shall be entitled to receive dividends if and when declared payable from time to time by the Board of Directors from funds legally available for payment of dividends.

     In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, after there shall have been paid to the holders of shares of preferred stock the full amounts to which they may be entitled, the holders of the then-outstanding shares of common stock shall be entitled to receive, pro rata, any remaining assets of the Company available for distribution to shareholders. The Board of Directors may distribute in kind to the holders of common stock such remaining assets of the Company or may sell, transfer or otherwise dispose of all or any part of such remaining assets to any other corporation, trust or entity and receive payment in cash, stock or obligations of such other corporation, trust or entity or any combination thereof, and may sell all or any part of the consideration so received, and may distribute the consideration so received or any balance or proceeds of it to holders of common stock. The voluntary sale, conveyance, lease, exchange or transfer of all or substantially all the property or assets of the Company (unless in connection with that event the dissolution, liquidation or winding up of the Company is specifically approved), or the merger or consolidation of the Company into or with any other corporation, or the merger of any other corporation into it, or any purchase or redemption of shares of stock of the Company of any class, is not deemed to be a dissolution, liquidation or winding up of this Corporation for the purposes of the foregoing.

     Pursuant to the Company's Amended and Restated Articles of Incorporation, no holder of any shares of the Company of any class now or in the future authorized has any preemptive right (other than such right, if any, as the Board of Directors in its discretion may determine) to purchase or subscribe for any additional issues of shares of the Company of any class now or in the future authorized, any shares of the Company purchased and held as treasury shares, any part paid receipts or allotment certificates in respect of any such shares, any securities convertible into or exchangeable for any such shares, or any warrants or other instruments evidencing rights or options to subscribe for, purchase or otherwise acquire any such shares, whether such shares, receipts, certificates, securities, warrants or other instruments be unissued, or issued and subsequently acquired by the Company. Any such shares, receipts, certificates, securities, warrants or other instruments, in the discretion of the Board, may be offered from time to time to any holder or holders of shares of any class or classes to the exclusion of all other holders of shares of the same or any other class at the time outstanding.

Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

     The Company's common stock was approved for unpriced quotation on the Over-the-Counter Bulletin Board on October 19, 2004. It trades under the symbol ASST.OB. High and low bid information for the Company's common stock is not currently available.

     As of April 7, 2006, there were 170 shareholders of record of our common stock and a total of 33,175,009 shares outstanding.

     We have never paid any dividends and do not currently anticipate paying dividends in the future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

     There are currently no outstanding options to purchase, or any securities that are convertible into, our common stock other than a single warrant to purchase 6,500,000 shares issued in connection with the Merger.

     The Company does not maintain any option or similar equity compensation plans or programs.

Legal Proceedings

     Neither the Company nor its subsidiary is a party to any pending legal proceeding.

Recent Sales of Unregistered Securities

     At inception, the Company issued 10,000,000 shares (after giving effect to the two for one stock split noted below) of its common stock to its founder, Meredith Dodrill in exchange for forgiveness of expenses payable to Ms. Dodrill totaling $10,000.
In 2002, the Company issued an aggregate 687,500 shares (post-split) of its common stock at $.01 per share in a Rule 504 offering in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D of the Securities Act.
During December 2002, the Company completed the sale of 210,000 shares (post-split) of its common stock at $.025 per share to twenty individuals in an offering that was conducted in reliance on Section 4(2) and Regulation D of the Securities Act. Each of the investors had access to business and financial information concerning the Company, and represented that they were acquiring the securities for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with this offering and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

     During January 2003, the Company issued a total of 200,000 shares (post-split) of its restricted common stock to two individuals in connection with the execution of its license agreement with Exerciting, LLC in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) of said act. The shares issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

     In January 2003, in reliance on APB No. 25, Accounting for Stock Issued to Employees, Meredith Dodrill, in what was deemed to be an effective capital contribution to the Company, transferred 7,000,000 shares of common stock to the Company. Simultaneously, the Company effectively issued 7,000,000 shares of common stock to its then-President Curtis Olschansky in exchange for future services. The shares issued had a fair value based on a then-recent cash offering price of $.025 per share for an aggregate $175,000. These shares owned by the President were not transferable and bore a substantial risk of forfeiture if services were not performed for the Company within two years from when the Company had issued the shares. As a result, the Company recorded deferred compensation with a corresponding credit to additional paid-in capital for $175,000. All such shares are now deemed earned.

     In March 2005, the Company declared a two for one common stock split for stockholders of record as of March 9, 2005.
In September 2005, in connection with the acquisition via merger of CBM, the Company was obligated to issue up to 22,077,509 shares of its common stock, $.0001 par value, and a warrant exercisable beginning January 1, 2008 for 6,500,000 common shares at a purchase price of $.01 per share. The merger consideration payable to U.S. stockholders was issued in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, and for foreign stockholders pursuant to Regulation S promulgated thereunder.

Indemnification of Officers and Directors

     Section 11.3 of the Company's Amended and Restated Articles of Incorporation provides that the Company must indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company), by reason of the fact that he/she is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him/her in connection with such action, suit or proceeding. Such indemnification is predicated on the individual having acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his/her conduct was unlawful.

     In addition, the Amended and Restated Articles of Incorporation provide that the Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he/she is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him/her in connection with the defense or settlement of such action or suit. Such indemnification is predicated on the individual having acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Company and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his/her duty to the Company unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

     To the extent that a person has been successful on the merits or otherwise in defense of any action, suit or proceeding or in defense of any claim, issue or matter therein, he/she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him/her in connection therewith.

Financial Statements and Information

     The financial statements and related information for AST required by this item are hereby incorporated by reference to the Company's Annual Reports on Form 10-KSB for the fiscal years ended July 31, 2004 and 2003 and the Company's Quarterly Reports on Form 10-QSB for the fiscal quarters ended October 31, 2004, January 31, 2005, April 30, 2005 and September 30, 2005. See also Item 7 of this Form 10-KSB for december 31, 2005.

Exhibits

     See Item 7 herein.

	Unregistered Sales of Equity Securities

     In connection with the Merger discussed above, the Board of Directors of the Company authorized the issuance of up to 22,077,509 shares of its common stock, $0.0001 par value (representing 66.5% of the Company's issued and outstanding shares following the Merger), to the stockholders of CBM. Such shares will be exchanged, on a one-for-one basis, for up to 22,077,509 issued and outstanding shares of common stock, $.01 par value, held by CBM's consenting shareholders. The issuance of stock to U.S. stockholders was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to foreign stockholders pursuant to Regulation S promulgated thereunder. Immediately after the closing of the Merger, the Company had 33,175,009 shares of its common stock outstanding assuming conversion of all CardioBioMedical Corporation common shares into registrant's common stock. Pursuant to the terms of the Agreement, the Company also issued a warrant to purchase 6,500,000 shares of its common stock to a warrant holder of CBM in exchange for a CBM warrant representing such holder's right to purchase 6,500,000 shares of CBM common stock. The warrant is not exercisable until January 1, 2008 and will expire on December 31, 2014. The exercise price is $.01 per share and the warrant is not assignable or transferable by the holder.

	Changes in Control of Registrant

     Upon the closing of the Merger described above on September 23, 2005, two former stockholders of CBM, James F. Mongiardo and Charles Minutolo, who together owned 95.7% of the issued and outstanding shares of common stock of CBM, became the controlling stockholders of the Company as a result of their ownership of approximately 63.7% of the outstanding shares of common stock the Company following the Merger. The previous controlling stockholders of the Company were Curtis Olschansky (7,000,000 shares or approximately 63%) and Meredith Dodrill (3,000,000 shares or approximately 27%). Messrs. Mongiardo and Minutolo obtained such control through the exchange by them of an aggregate 21,127,500 shares of CBM common stock for an equal number of shares of common stock of AST issued in connection with the Merger. Following the Merger, there are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company or which relate to the election of directors or other matters.

     As described in Item 5.02 below, upon the closing of the Acquisition, the Board of Directors of the Company consisted of one member, James F. Mongiardo.

     For the other information required by this Item 5.01, see Item
2.01 above.

	Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers

     On September 23, 2005 in connection with the Merger described above, the AST Board of Directors accepted the resignation of Curtis Olschansky as President, principal executive officer, principal financial officer and director of the Company and elected James F. Mongiardo to fill the vacancy on the Board. Mr. Mongiardo was also elected to serve as Chief Executive Officer and President of the Company. The size of the AST Board was fixed at one until changed in accordance with applicable law and the Company's Amended and Restated Articles of Incorporation and Bylaws.

James F. Mongiardo, 60, has extensive experience in building companies and in the investment banking business. He has served as Chief Executive Officer for public biotechnology and healthcare services companies and as head of U.S. marketing for Schering-Plough Corporation. He has raised capital for clients through institutional private placements, directed business start-ups from concept to marketing, completed a successful turn-around, designed operative business plans, raised venture and public equity financing, created marketing and promotional plans for new products, directed acquisitions and divestitures, developed and administered sales budgets over $300 million, and managed corporate and legal services.

Mr. Mongiardo has served as sole director and President, Chief Executive Officer, Treasurer and Secretary of CBM since its inception in May 2003. In 2000, Mr. Mongiardo formed Homewood Capital Group, LLC, an investment advisory firm specializing in institutional private placements for emerging companies, at which he currently serves as Managing Director. From 1995 to 2000, Mr. Mongiardo served as Managing Director of LBC Capital, LLC, an investment banking firm. Mr. Mongiardo was Chief Executive Officer of Epigen, Inc., which subsequently changed its name to Egenix, Inc, from 1991 to 1993, and President in 1994. During 1989 and 1990, he served as Vice President of Corporate Development for Organogenesis, Inc. He served as Chief Executive Officer of Medivix, Inc., a public health care services company that provided mail order prescription services for employers and unions, from 1986 to 1988. From 1984 to 1986, Mr. Mongiardo served as President and Chief Operating Officer of Photec Diagnostics, a venture-capital financed diagnostic company that subsequently changed its name to Photest Diagnostics Inc. He served in various capacities from 1973 to 1984 at Schering-Plough Corporation. While head of U.S. marketing for the pharmaceutical division of Schering-Plough from 1980 to 1983, he introduced 12 new over-the-counter and prescription products. Mr. Mongiardo is a graduate of Johns Hopkins University (B.A.) and Harvard Law School (J.D.).

Mr. Mongiardo does not serve as a director of any other reporting company, and there are no family relationships among the current directors or executive officers (or nominees therefor) of AST or its subsidiary. Mr. Mongiardo is not currently a party to an employment agreement with the Company and has not been a party to any transaction with AST prior to the date of the Merger. For information on Mr. Mongiardo's employment agreement with CBM, see "Executive Compensation" herein. For more information on related party transactions, see "Certain Relationships and Related Transactions" herein.

Financial Statements

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE      1       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE      2       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE      3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                  DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM MAY 28,
                  2003 (INCEPTION) TO DECEMBER 31, 2005

PAGES    4 -5     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31,
                  2005

PAGES   6 - 7     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM MAY 28,
                  2003 (INCEPTION) TO DECEMBER 31, 2005

PAGES   8 - 16    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
 Advanced Sports Technologies, Inc. and Subsidiary
 (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Advanced Sports Technologies, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from May 28, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Advanced Sports Technologies, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from May 28, 2003 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is in the development stage with a working capital deficiency of $277,229, a stockholders' deficiency of $485,506 and a negative cash flow from operations of $436,313 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 7, 2006

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
                             -----------------------


                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                                $      1,698
                                                                      ------------
      Total Current Assets                                                   1,698

PROPERTY AND EQUIPMENT, NET                                                  1,723

OTHER ASSETS
  Rights to technology, net                                                     --
                                                                      ------------

TOTAL ASSETS                                                          $      3,421
------------                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $    113,857
  Loans payable - related party                                             49,657
  Accrued royalty expense                                                  100,000
  Due to officer                                                            15,413
                                                                      ------------

TOTAL CURRENT LIABILITIES                                                  278,927

LONG TERM LIABILITIES
  Royalties Due                                                            210,000
                                                                      ------------

TOTAL LIABILITIES                                                          210,000
                                                                      ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                                  --
  Common stock, $0.0001 par value, 100,000,000 shares authorized,
   33,175,009 shares issued and outstanding                                  3,318
  Additional paid-in capital                                             3,497,173
  Accumulated deficit during development stage                          (3,985,997)
                                                                      ------------
      Total Stockholders' Deficiency                                      (485,506)
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $      3,421
----------------------------------------------                        ============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                                               For The Period
                                                                                    From
                                                For The Year    For The Year    May 28, 2003
                                                   Ended           Ended       (Inception) To
                                                December 31,    December 31,    December 31,
                                                    2005            2004            2005
                                                ------------    ------------    ------------
OPERATING EXPENSES
  Stock issued for services                     $    150,000    $         --    $  1,682,500
  General and administrative                          25,406          30,620          79,238
  Depreciation and amortization                      101,039         132,039         296,780
  Royalties                                          150,000         187,813         353,438
  Professional fees                                  136,338         138,023         364,361
  Research and development                            49,728          64,740         126,969
                                                ------------    ------------    ------------
       Total Operating Expenses                      612,511         553,235       2,903,285
                                                ------------    ------------    ------------

NET LOSS FROM OPERATIONS                            (612,511)       (553,235)     (2,903,285)

OTHER INCOME AND EXPENSE
  Interest income                                        111           2,488           2,789
  Interest expense                                    (2,195)             --          (2,195)
  Impairment of equipment                            (16,200)             --         (16,200)
  Loss on termination of license                  (1,065,729)             --      (1,065,729)
                                                ------------    ------------    ------------
       Total Other Income and Expense              1,084,013           2,488       1,081,335
                                                ------------    ------------    ------------

LOSS FROM OPERATIONS                              (1,696,524)       (550,747)     (3,984,620)

Provision for Income Taxes                               465             456           1,377
                                                ------------    ------------    ------------

NET LOSS                                        $ (1,696,989)   $   (551,203)   $ (3,985,997)
                                                ============    ============    ============

 Net loss per share - basic and diluted         $       (.05)   $       (.02)   $       (.14)
                                                ============    ============    ============

Weighted average number of shares outstanding
  during the period - basic and diluted           33,192,995      33,398,662      28,110,792
                                                ============    ============    ============


          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2005
        -----------------------------------------------------------------


                                                                                                       Accumulated
                                                                                                         Deficit
                                                                                         Additional      During
                                  Preferred Stock               Common Stock              Paid-In      Development
                                Shares        Amount        Shares          Amount        Capital         Stage          Total
                              -----------   -----------   ------------   ------------   ------------   ------------   ------------
Common stock issued to
 founders for cash
 ($0.10 per share)                     --   $        --          2,500   $          1   $        249   $         --   $        250

Common stock issued
 for license
 ($0.10 per share)                     --            --     16,500,000          1,650      1,648,350             --      1,650,000

Common stock issued
 to officer as
 compensation
 ($0.10 per share)                     --            --      7,125,000            712        711,788             --        712,500

Common stock issued
 for cash
 ($0.10 per share)                     --            --        800,000             80         79,920             --         80,000

Common stock issued
 for cash
 ($0.45 per share)                     --            --        277,778             28        124,972             --        125,000

Common stock issued
 to consultant for
 services
 ($0.10 per share)                     --            --      8,200,000            820        819,180             --        820,000

Net loss for the
 period from May 28,
 2003 (inception) to
 December 31, 2003                     --            --             --             --             --     (1,737,805)    (1,737,805)
                              -----------   -----------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003             --            --     32,905,278          3,292      3,384,459     (1,737,805)     1,649,945

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2005
        -----------------------------------------------------------------


                                                                                                       Accumulated
                                                                                                         Deficit
                                                                                         Additional      During
                                  Preferred Stock               Common Stock              Paid-In      Development
                                Shares        Amount        Shares          Amount        Capital         Stage          Total
                              -----------   -----------   ------------   ------------   ------------   ------------   ------------
Common stock issued
 for cash
 ($0.45 per share)                     --            --        672,231          6,722        295,781             --        302,503

Net loss, 2004                         --            --             --             --             --       (551,203)      (551,203)
                              -----------   -----------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004             --            --     33,577,509        335,775      3,354,478     (2,289,008)     1,401,245

Stock issued in
 reverse merger                        --            --     11,097,500        110,975       (110,975)            --             --

Shares issued to
 officer for services                  --            --      5,000,000         50,000        100,000             --        150,000

Shares cancelled
 related to license
 rights                                --            --    (16,500,000)      (165,000)      (330,000)            --       (495,000)

In-kind contribution                   --            --             --             --         12,000             --         12,000

Warrants issued for
 license                               --            --             --             --        143,238             --        143,238

Net loss, 2005                         --            --             --             --             --     (1,696,989)    (1,696,989)
                              -----------   -----------   ------------   ------------   ------------   ------------   ------------

 BALANCE, DECEMBER 31, 2005            --   $        --     33,175,009   $      3,318   $  3,497,173   $ (3,985,997)  $   (485,506)
 --------------------------   ===========   ===========   ============   ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                            For The
                                                                                          Period From
                                                          For The Year    For The Year    May 28, 2003
                                                             Ended           Ended       (Inception) To
                                                          December 31,    December 31,    December 31,
                                                              2005            2004            2005
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (1,696,989)   $   (551,203)   $ (3,985,997)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
   Stock issued for services                                   150,000              --       1,682,500
   In kind contribution of services                             12,000              --          12,000
   Depreciation and amortization                               101,039         132,139         296,780
   Impairment of equipment                                      16,200              --          16,200
   Impairment of intangible assets                           1,118,347              --       1,118,347
  Changes in operating assets and liabilities:
   Increase in accounts payable and accrued expenses           104,030           4,914         113,857
   Increase in accrued royalty expenses                         99,312         115,063         310,000
                                                          ------------    ------------    ------------
        Net Cash Used In Operating Activities                  (96,061)       (299,187)       (436,313)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and equipment                         --            (820)        (34,812)
  Loss of license rights                                            --              --        (100,000)
                                                          ------------    ------------    ------------
        Net Cash Used In Investing Activities                       --            (820)       (134,812)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            --         302,503         507,753
  Due to stockholder                                                --              --          15,413
  Loans payable - related party                                 49,657              --          49,657
                                                          ------------    ------------    ------------
        Net Cash Provided By Financing Activities               49,657         302,503         572,823
                                                          ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                (46,404)          2,496           1,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                48,102          45,606              --
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      1,698    $     48,102    $      1,698
                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

Cash paid for income taxes                                $         --    $        456    $        912
                                                          ============    ============    ============

Cash paid for interest                                    $         --    $         --    $         --
                                                          ============    ============    ============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

During 2003, the Company issued 16,500,000 shares of common stock with a fair value of $1,650,000 for the license rights to the bio-cybernetic technology and frequency analysis technology.

During 2005, the Company cancelled 16,500,000 shares of common stock with a fair value of $495,000 for the termination of the exclusive rights to the bio-cybernetic technology and frequency analysis technology.

During 2005, the Company issued warrants to purchase 6,500,000 of its common shares at $0.01 for the non-exclusive rights to the bio-cybernetic technology and frequency analysis technology valued at $143,238.


          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

         (A) Organization and Basis of Presentation
         ------------------------------------------

         CardioBioMedical Corporation (a development stage company), now a wholly owned subsidiary of Advanced Sports Technologies, Inc. (a development stage company) is a Delaware corporation incorporated on May 28, 2003. Advanced Sports Technologies, Inc. is a Florida corporation incorporated on August 9, 2001. Activities during the development stage include developing and implementing a business plan and raising capital.

         On September 23, 2005, a merger between CardioBioMedical Corporation ("Cardio") and Advanced Sports Technologies, Inc. ("AST") was effected pursuant to the terms of an Agreement and Plan of Merger, dated September 23, 2005 (the "Merger Agreement"), among AST, AST Acquisition Sub, Inc., a newly formed Delaware Corporation and wholly-owned subsidiary of AST ("Sub"), and Cardio. Pursuant to the Merger Agreement, Sub was merged with and into Cardio, with Cardio as the surviving entity. Cardio thereafter continued under the CardioBioMedical Corporation name as a subsidiary of AST, and the separate existence of Sub ceased as of the effective time of the Merger, which was September 23, 2005. The Merger Agreement provided for the issuance by AST to the stockholders of Cardio of an aggregate 22,077,509 shares of Company common stock and the issuance to a warrant holder of Cardio to purchase 6,500,000 shares of common stock at an exercise price of $0.01 per share. At the effective time of the Merger and without any action on the part of Cardio stockholders, each one share of Cardio common stock (except for shares held in treasury and dissenting shares) was converted into the right to receive one share of AST common stock (including all shares held in treasury) and warrants to purchase such stock were deemed to be no longer outstanding and automatically cancelled and retired. The shares of AST common stock and warrant to purchase such shares issued in connection with the Merger are restricted securities and will bear a restricted legend. As a result of the Merger Agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer CardioBioMedical Corporation.

         Accordingly, the financial statements include the following:

           (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

           (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

         (B) Use of Estimates
         --------------------

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


         the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (C) Consolidation
         -----------------

         The December 31, 2005 and 2004 financial statements include the accounts of CardioBioMedical Corporation for the years then ended and of Advanced Sports Technologies, Inc. from September 23, 2005 to December 31, 2005. All significant intercompany accounts and transactions have been eliminated in the consolidation. Advanced Sports Technologies, Inc. and its wholly owned subsidiary CardioBioMedical Corporation are hereafter referred to as (the "Company").

         (D) Income Taxes
         ----------------

         The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (E) Loss Per Share
         ------------------

         Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2005 and 2004, there were 6,500,000 and 0 warrants, respectively outstanding that were not included in dilutive net loss per share as the effect was anti-dilutive.

         (F) Fair Value of Financial Instruments
         ---------------------------------------

         The carrying amounts of the Company's financial instruments including accounts payable, royalties payable and due to balances approximate fair value due to the relatively short period to maturity for this instrument.

         (G) Revenue Recognition
         -----------------------

         Revenues from the sale of the Company's medical devices are recognized upon delivery of the equipment and when risk of loss has been transferred to the customer. The Company recognizes software license fees over the term of the license.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


         (H) Cash and Cash Equivalents
         -----------------------------

         The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

         (I) Property and Equipment
         --------------------------

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

         (J) Business Segments
         ---------------------

         The Company operates in one segment and therefore segment information is not presented.

         (K) Concentrations of Credit Risk
         ---------------------------------

         The Company's products require approval from the Food and Drug Administration prior to commercial sales. The Company's future products may not receive required approvals. If the Company is denied such approval, or if such approval is delayed, it would have a materially adverse impact on the Company's business, results of operations and financial condition.

         (L) Intangible Assets
         ---------------------

         The Company follows the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets, which consist of license rights to patents, are amortized using the straight-line method over the license rights of 15 years.

         (M) Research and Development
         ----------------------------

         The Company accounts for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs. Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third party research and development

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


         costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and development incurred for the years ended December 31, 2005 and 2004, and for the period from May 28, 2003 to December 31, 2005 were $ 49,728, $64,740, and $126,969 respectively.

         (N) Impairment of Long-Lived Assets
         -----------------------------------

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

         (O) Recent Accounting Pronouncements
         ------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2   PROPERTY AND EQUIPMENT
------   ----------------------

         Property and equipment at December 31, 2005 consisted of the following:

           Diagnostic equipment                                   $    30,000
           Office equipment                                             4,812
           Less accumulated depreciation                              (16,889)
           Less impairment                                            (16,200)
                                                                  -----------

                                                                  $     1,723
                                                                  ===========

         Depreciation expense for the years ended December 31, 2005 and 2004 and for the period from May 28, 2003 to December 31, 2005 was $12,056, $4,767 and $16,889.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


NOTE 3	LICENSE AGREEMENT

         During 2003, the Company purchased the license rights to the bio-cybernetic technology and frequency analysis technology for cash of $100,000 and 16,500,000 shares of common stock with a fair value of $1,650,000. The license period expires March 2018. On September 16, 2005 a new agreement superseding this license agreement and other agreements was entered into. See Note 8. As a result of the termination of the exclusive license agreement, the Company recognized a loss on the termination of the exclusive license agreement of $ 1,065,729.

Licenses at December 31, 2005 were as follows:

License                                   $ 1,750,000
Less accumulated depreciation                 190,908
                                          ------------
                                          $ 1,559,092
                                          ============

         During the years ended December 31, 2005 and 2004 and the period from May 28, 2003 to December 31, 2005, the Company recorded amortization expense of $88,983, $127,272, and $216,255, respectively. During 2005, the Company recognized a loss on the settlement with the license holder of $ 1,065,729.

NOTE 4   DUE TO OFFICER
------   --------------

         During 2003, an officer advanced the Company $15,413 for start-up and operating expenses. As of December 31 2005, total advances and loans were $15,413 (See Note 5).

NOTE 5   LOANS PAYABLE - RELATED PARTY
------   -----------------------------

         During 2005, the Company received loans payable from a related party of $49,657. The loans are unsecured, due on demand and bear interest of 8% per annum.

NOTE 6   STOCKHOLDERS' EQUITY
------   --------------------

         (A) Common Stock Issued for Cash
         --------------------------------

         During 2003, the Company issued 2,500 shares of common stock to its founder for cash of $250 ($0.10 per share).

         During 2003, the Company issued 800,000 shares of common stock for cash of $80,000 ($0.10 per share).

         During 2003, the Company issued 277,778 shares of common stock for cash of $125,000 ($0.45 per share).

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


         During 2004, the Company issued 672,231 shares of common stock for cash of $302,503 ($0.45 per share).

         During 2005, the Company issued 11,097,500 shares of common stock to the stockholders of Advanced Sports upon completion of the merger.

         (B) Common Stock Issued for Services
         ------------------------------------

         During 2003, the Company issued 7,125,000 shares of common stock for officer compensation valued for financial accounting purposes at $712,500 ($0.10 per share) based upon recent cash offering prices.

         During 2003, the Company issued 16,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.10 per share) based upon recent cash offering prices. During 2005, these 16,500,000 shares of common stock were cancelled pursuant to a settlement agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 6,500,000 common shares at $ .01 per share was issued. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

         During 2003, the Company issued 8,200,000 shares of common stock for consulting services valued for financial accounting purposes at $820,000 ($0.10 per share) based upon recent cash offering prices.

         During 2005, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer and President in recognition and consideration of his service as an officer and director of the Company since June 2003 and his contributions to the progress and development of the Company. For financial accounting purposes, these shares were valued at $150,000 ($0.03 per share) based upon recent market prices of the Company.

NOTE 7   RELATED PARTY TRANSACTIONS
------   --------------------------

         During 2003, the Company issued 7,125,000 shares of common stock to its President for services with a fair value of $712,500.

         During 2003, an officer advanced the Company $15,413 for start-up and operating expenses. The advance is non-interest bearing, unsecured and due on demand.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004


         During 2005, 2004 and 2003, the Company recorded royalty expenses due to a related party of $150,000, $187,813 and $15,625, respectively.

         During 2005, a stockholder loaned the Company $49,656 for working capital. The loan bears interest at 8%, is unsecured and due on demand.

         During 2005, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer and President in recognition and consideration of his service as an officer and director of the Company since June 2003 and his contributions to the progress and development of the Company. For financial accounting purposes, these shares were valued at $150,000 ($0.03 per share) based upon recent market prices of the Company.

         During 2005, the Company settled a dispute with a related party. The settlement agreement called for the related party to return 16,500,000 shares of common stock to the company and the company to give back the exclusive rights to the patent with a new non exclusive license agreement. See Note 8. The shares were valued on the date of settlement and the Company recorded a loss on the settlement of $1,065,729.



NOTE 8   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         (A) License Agreement
         ---------------------

         During 2003, the Company acquired the North America license rights to the bio-cybernetic technology and frequency analysis technology covered by U.S. Patent 6,145,228 and copyright TXU 856-320. The license period is for the life of the patent or for 15 years from the first sale of products developed using the license rights. The agreement requires a royalty payment of 5% of all sales after initial sales of $3,000,000 or 50 units, minimum royalties equal to 12.5% of all equity raised in the fist year and minimum annual royalties of $250,000, thereafter. On September 16, 2005, a new agreement superseding the previous license agreement and other agreements was entered into. This new agreement provided for the return for cancellation of 16,500,000 shares of Company common stock owned by the inventor, the issuance to him of a nontransferable warrant to purchase 6,500,000 shares of common stock at $ .01 per share exercisable between January 1, 2007 and December 31, 2014, agreement that $310,000 was due him payable in quarterly installments of $ 50,000 beginning for the quarter starting July 1, 2006 and a non-exclusive license agreement. The non-exclusive license agreement is for North America covering the same technology/products as before with a royalty of 5% of the sale price for each device sold to a customer within the defined territory. The minimum royalty, beginning in 2006, is $ 250,000 per year, payable in installments every two months beginning on the last day of February 2006. The license may be cancelled at any time for failure to pay. The inventor also may license the product in the defined territory to two other companies with certain exceptions that expire beginning January 1, 2008. As of December 31, 2005, the Company has not sold any products and has accrued $310,000 due to the license holder. As a result of the

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


         termination of the exclusive license agreement, the Company recognized a loss on the termination of the exclusive license agreement of $1,065,729.

         (B) Employment Agreement
         ------------------------

         During 2003, the Company entered into an employment agreement with an individual to assume the position of Chief Executive Officer and President for a term of five years at an annual salary of $250,000 upon the Company raising $500,000 in equity financing, with additional annual increases of 10% every July 1 over the life of the agreement. The agreement also calls for the officer to receive fringe benefits and participate in all Company employment benefits as approved by the Board of Directors. As of December 31, 2005, the Company has not raised the minimum equity capital and no salary has been accrued or paid.

NOTE 9   INCOME TAXES
------   ------------

         Income tax expense (benefit) for the periods ended December 31, 2005 and 2004 is summarized as follows:

                                                       2005         2004
                                                    ----------   ----------
         Current:
           Federal                                  $       --   $       --
           State                                           465          465
           Deferred - Federal and State                     --           --
                                                    ----------   ----------

         Income tax expense (benefit)               $      465   $      465
                                                    ==========   ==========

         The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2005 and 2004 as follows:

                                                        2005          2004
                                                     ----------    ----------

         U.S. Federal income tax expense (benefit)   $ (576,976)   $ (192,921)
         State income tax expense (benefit)                 465           465
         Permanent difference                           366,428            --
         Effect on net operating loss carryforward      210,548       192,921
                                                     ----------    ----------

                                                     $      465    $      465
                                                     ==========    ==========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004
                        --------------------------------


                                                   2005         2004
                                                ----------   ----------
         Deferred tax assets:
         Net operating loss carryforward        $  210,548   $  192,921
                                                ----------   ----------
           Total gross deferred tax assets         210,548      192,921
         Less valuation allowance                  210,548      192,921
                                                ----------   ----------

           Net deferred tax assets              $       --   $       --
                                                ==========   ==========

         At December 31, 2005, the Company had a net operating loss carryforward of approximately $2,907,000 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $17,627.

NOTE 10  GOING CONCERN
-------  -------------

         As reflected in the accompanying financial statements, the Company is in the development stage with a working capital deficiency of $277,229, a stockholders' deficiency of $485,506 and a negative cash flow from operations of $436,313 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11  SUBSEQUENT EVENT
-------  ----------------

         As of April 7, 2006, the Company has not raised additional equity capital. It was unable to make the minimum royalty payment of $ 50,000 due on February 28, 2006.

         During 2006, a stockholder advanced the Company $11,142 for working capital. The advances are non-interest bearing, unsecured and due on demand.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Advanced Sports Technologies, Inc.
                                         (Registrant)

Date:  April 12, 2006                    By: /s/ James F. Mongiardo
                                             -----------------------
                                                 James F. Mongiardo
                                                 Chief Executive Officer,
                                                 Chief Financial Officer and
                                                 President