Form 10QSB
period 2006-03-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-06-08
CIK 1160798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file Number 333-106299

                            ODYSSEY OIL AND GAS, INC
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                           (Former Name of Registrant)


             FLORIDA                                     65-1139235
  ----------------------------------          ------------------------------
    (State or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)

                            5005 Riverway, Suite 440
                                Houston, TX 77056
                     Address of Principal Executive Offices

                                 (713) 623-2219
                                 --------------
                           (Issuer's telephone number)

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of March 31, 2006 was 33,175,009 shares.

PART I - FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Condensed Notes - Quarter Ended March 31, 2006
Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - QUARTER ENDED MARCH 31, 2006

                 ODYSSEY OIL & GAS, INC , INC., AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



CONTENTS                                                                PAGE
                                                                      --------


Balance Sheets                                                           F-1
--------------

Statements of Operations                                                 F-2
------------------------

Statements of Changes in Shareholders' Equity                            F-3
---------------------------------------------

Statements of Cash Flows                                                 F-5
------------------------

Notes to Consolidated Financial Statements                               F-6
------------------------------------------

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS

TOTAL ASSETS                                                             $         --
                                                                         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $    108,300
  Loans payable - related party                                                50,606
  Accrued royalty expense                                                     163,500
  Due to shareholder                                                           26,564
                                                                         ------------
       Total Current Liabilities                                              348,970

LONG-TERM LIABILITIES
   Royalties due                                                              210,000
                                                                         ------------

TOTAL LIABILITIES                                                             558,970
                                                                         ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                                     --
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 33,175,009 shares issued and
   outstanding                                                                  3,318
  Additional paid-in capital                                                3,500,173
  Accumulated deficit during development stage                             (4,062,461)
                                                                         ------------
        Total Stockholders' Deficiency                                       (558,970)
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $         --
                                                                         ============

     See accompanying notes to condensed consolidated financial statements.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             For the Period
                                                                                                                  from
                                                                        For the Three      For the Three      May 28, 2003
                                                                        Months Ended       Months Ended      (Inception) To
                                                                       March 31, 2006     March 31, 2005     March 31, 2006
                                                                       --------------     --------------     --------------
OPERATING EXPENSES
  General and administrative                                           $           --     $           --     $        3,259
  Professional fees                                                             4,995                 --             32,066
                                                                       --------------     --------------     --------------
        Total Operating Expenses                                                4,995                 --             35,325
                                                                       --------------     --------------     --------------

LOSS FROM CONTINUING OPERATIONS                                                (4,995)                --            (35,325)

OTHER INCOME (EXPENSE)
  Interest income                                                                  --                 --              2,789
  Interest expense                                                               (969)                --             (3,164)
                                                                       --------------     --------------     --------------
        Total Other (Expense)                                                    (969)                --               (375)
                                                                       --------------     --------------     --------------

LOSS BEFORE DISCONTINUED OPERATIONS                                            (5,964)                --            (35,700)

LOSS FROM DISCONTINUED OPERATIONS                                             (70,500)          (124,043)        (4,026,761)
                                                                       --------------     --------------     --------------

NET LOSS                                                               $      (76,464)    $     (124,043)    $   (4,062,461)
                                                                       ==============     ==============     ==============

 LOSS PER COMMON SHARE - BASIC AND DILUTED
   Loss from continuing operations                                     $           --     $           --     $           --
   Loss from discontinued operations                                               --                 --               (.14)
                                                                       --------------     --------------     --------------

 Net loss per share - basic and diluted                                $           --     $           --     $         (.14)
                                                                       ==============     ==============     ==============

Weighted average number of shares outstanding during the period -
  basic and diluted                                                        33,175,009         33,577,509         28,571,176
                                                                       ==============     ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
         FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2006
                                   (UNAUDITED)


                                                                                                                     Additional
                                                            Preferred Stock                  Common Stock              Paid-In
                                                        Shares          Amount          Shares          Amount         Capital
                                                     ------------    ------------    ------------    ------------    ------------
Common stock issued to founders for cash
 ($0.10 per share)                                             --    $         --           2,500    $          1    $        249

Common stock issued for license ($0.10 per share)              --              --      16,500,000           1,650       1,648,350

Common stock issued to officer as compensation
 ($0.10 per share)                                             --              --       7,125,000             713         711,787

Common stock issued for cash ($0.10 per share)                 --              --         800,000              80          79,920

Common stock issued for cash ($0.45 per share)                 --              --         277,778              28         124,972

Common stock issued to consultant for services
 ($0.10 per share)                                             --              --       8,200,000             820         819,180

Net loss for the period from May 28, 2003
 (inception) to December 31, 2003                              --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003                                     --              --      32,905,278           3,292       3,384,458

                                                      Accumulated
                                                     Deficit During
                                                      Development
                                                         Stage             Total
                                                      ------------     ------------
Common stock issued to founders for cash
 ($0.10 per share)                                    $         --     $        250

Common stock issued for license ($0.10 per share)               --        1,650,000

Common stock issued to officer as compensation
 ($0.10 per share)                                              --          712,500

Common stock issued for cash ($0.10 per share)                  --           80,000

Common stock issued for cash ($0.45 per share)                  --          125,000

Common stock issued to consultant for services
 ($0.10 per share)                                              --          820,000

Net loss for the period from May 28, 2003
 (inception) to December 31, 2003                       (1,737,805)      (1,737,805)
                                                      ------------     ------------

Balance, December 31, 2003                              (1,737,805)       1,649,945

     See accompanying notes to condensed consolidated financial statements.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
         FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2006
                                   (UNAUDITED)


                                                                                                                      Additional
                                                           Preferred Stock                   Common Stock               Paid-In
                                                        Shares          Amount          Shares          Amount          Capital
                                                     ------------    ------------    ------------    ------------    ------------
Common stock issued for cash ($0.45 per share)                 --              --         672,231              67         302,436

Net loss, 2004                                                 --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004                                     --              --      33,577,509           3,358       3,686,895

Common stock cancelled related to  license rights
 ($0.03 per share)                                             --              --     (16,500,000)         (1,650)       (493,350)

Common stock issued  to officer for services
 ($0.03 per share)                                             --              --       5,000,000             500         149,500

Shares issued in reverse merger                                --              --      11,097,500           1,110          (1,110)

In-kind contribution                                           --              --              --              --          12,000

Warrants issued for non- exclusive license                     --              --              --              --         143,238

Net loss, 2005                                                 --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

Balance , December 31, 2005                                    --              --      33,175,009           3,318       3,497,173

In-kind contribution                                           --              --              --              --           3,000

Net loss during the three months ended
March 31, 2006                                                 --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 2006                                        --    $         --    $ 33,175,009    $      3,318    $  3,500,173
                                                     ============    ============    ============    ============    ============

                                                      Accumulated
                                                     Deficit During
                                                      Development
                                                         Stage             Total
                                                      ------------     ------------
Common stock issued for cash ($0.45 per share)                  --          302,503

Net loss, 2004                                            (551,203)        (551,203)
                                                      ------------     ------------

Balance, December 31, 2004                              (2,289,008)       1,401,245

Common stock cancelled related to  license rights
 ($0.03 per share)                                              --         (495,000)

Common stock issued  to officer for services
 ($0.03 per share)                                              --          150,000

Shares issued in reverse merger                                 --               --

In-kind contribution                                            --           12,000

Warrants issued for non- exclusive license                      --          143,238

Net loss, 2005                                          (1,696,989)      (1,696,989)
                                                      ------------     ------------

Balance , December 31, 2005                             (3,985,997)        (485,506)

In-kind contribution                                            --            3,000

Net loss during the three months ended
March 31, 2006                                             (76,464)         (76,464)
                                                      ------------     ------------

BALANCE, MARCH 31, 2006                               $ (4,062,461)    $   (558,970)
                                                      ============     ============

     See accompanying notes to condensed consolidated financial statements.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   For the Period
                                                                                                                        from
                                                                           For the Three       For the Three        May 28, 2003
                                                                            Months Ended        Months Ended       (Inception) To
                                                                           March 31, 2006      March 31, 2005      March 31, 2006
                                                                           ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $       (76,464)    $            --     $    (4,062,461)
  Net loss from discontinued operations                                            (70,500)           (124,043)         (4,026,761)
                                                                           ---------------     ---------------     ---------------
  Loss from continuing operations                                                   (5,964)           (124,043)            (35,700)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in operating assets and liabilities:
   Increase (decrease)  in accounts payable and accrued expenses                    (5,557)                 --             108,300
   Increase in accrued royalty expenses                                             63,500              50,000             373,500
    Discontinued operations, net                                                   (65,777)             25,259            (896,211)
                                                                           ---------------     ---------------     ---------------
         Net Cash Used In Operating Activities                                     (13,798)            (48,784)           (450,111)
                                                                           ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    --                  --             (34,812)
  Loss of license rights                                                                --                  --            (100,000)
                                                                           ---------------     ---------------     ---------------
         Net Cash Used In Investing Activities                                          --                  --            (134,812)
                                                                           ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                --                  --             507,753
  Due to shareholder                                                                11,151               6,000              26,564
  Loans payable - related party                                                        949                  --              50,606
                                                                           ---------------     ---------------     ---------------
         Net Cash Provided By Financing Activities                                  12,100               6,000             584,923
                                                                           ---------------     ---------------     ---------------

NET (DECREASE) IN CASH                                                              (1,698)            (42,784)                 --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,698              48,102                  --
                                                                           ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $            --     $         5,318     $            --
                                                                           ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes                                                 $           456     $           456     $         1,368
                                                                           ===============     ===============     ===============

Cash paid for interest                                                     $            --     $            --     $            --
                                                                           ===============     ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

            (A) Basis of Presentation

            The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

            It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

            For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2005.

            (B) Principles of Consolidation

            The financial statements for 2006 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and CardioBioMedical Corporation (a development stage company). The financial statements for 2005 include the accounts of CardioBioMedical Corporation. All intercompany accounts have been eliminated in the consolidation.

            Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and its wholly-owned subsidiary are hereafter referred to as the "Company."

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

            (D) Loss Per Share

            Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2006 there were 6,500,000 warrants outstanding that were not included in dilutive net loss per share as the effect was anti-dilutive. As of March 31, 2005, there were no common share equivalents outstanding.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

NOTE 2      DUE TO SHAREHOLDER

            During the three months ended March 31, 2006, a shareholder advanced the Company an additional $11,151 for operating expenses. The advance is non-interest bearing, unsecured and due on demand. As of March 31, 2006, total advances and loans were $77,170.

NOTE 3      STOCKHOLDERS' EQUITY

            (A) Common Stock Issued for Cash

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

            During 2003, the Company issued 16,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.10 per share) based upon recent cash offering prices. During 2005, these 16,500,000 shares of common stock were cancelled pursuant to an agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 6,500,000 common shares at $ .01 per share was issued. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license tights and will be amortized over the patent life of approximately 14 years.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

            During 2003, the Company issued 8,200,000 shares of common stock for consulting services valued for financial accounting purposes at $820,000 ($0.10 per share) based upon recent cash offering prices.

            During 2005, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer and President in recognition and consideration of his service as an officer and director of the Company since June 2003 and his contributions to the progress and development of the Company, for which service and contributions he has not been compensated prior to the date of issuance of these shares. For financial accounting purposes, these shares were valued at $150,000 ($0.03 per share) based upon recent market prices of the Company.

            (C) In-kind Contribution

            During 2006, the Company recorded additional paid-in capital of $3,000 for the fair value of rent.

            During 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent.

NOTE 4      RELATED PARTY TRANSACTIONS

            During the three months ended March 31, 2006, a stockholder advanced the Company an additional $11,151 for operating expenses. The advance is non-interest bearing, unsecured and due on demand.

            From inception, the Company recorded additional paid-in capital of $15,000 for the fair value of rent.

NOTE 5      COMMITMENTS AND CONTINGENCIES

            (A) License Agreement

            During 2003, the Company acquired the North America license rights to the bio-cybernetic technology and frequency analysis technology covered by U.S. Patent 6,145,228 and copyright TXU 856-320. The license period is for the life of the patent or for 15 years from the first sale of products developed using the license rights. The agreement requires a royalty payment of 5% of all sales after

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

            initial sales of $3,000,000 or 50 units, minimum royalties equal to 12.5% of all equity raised in the fist year and minimum annual royalties of $250,000, thereafter. On September 16, 2005, a new agreement superseding the previous license agreement and other agreements was entered into. This new agreement provided for the return for cancellation of 16,500,000 shares of Company common stock owned by the inventor, the issuance to him of a nontransferable warrant to purchase 6,500,000 shares of common stock at $ .01 per share exercisable between January 1, 2007 and December 31, 2014, agreement that $310,000 was due him payable in quarterly installments of $ 50,000 beginning for the quarter starting July 1, 2006 and a non-exclusive license agreement. The non-exclusive license agreement is for North America covering the same technology/products as before with a royalty of 5% of the sale price for each device sold to a customer within the defined territory. The minimum royalty, beginning in 2006, is $250,000 per year, payable in installments every two months beginning on the last day of February 2006. The license may be cancelled at any time for failure to pay. The inventor also may license the product in the defined territory to two other companies with certain exceptions that expire beginning January 1, 2008. As of March 31, 2006, the Company has not sold any products and has accrued $373,500 due to the license holder.

            During the three months ended March 31, 2006, the Company did not raise additional equity capital and consequently, was unable to make the minimum royalty payment of $50,000 due on February 28, 2006 and is in default under the agreement.

            (B) Employment Agreement

            During 2003, the Company entered into an employment agreement with an individual to assume the position of Chief Executive Officer and President for a term of five years at an annual salary of $250,000 upon the Company raising $500,000 in equity financing, with additional annual increases of 10% every July 1 over the life of the agreement. The agreement also calls for the officer to receive fringe benefits and participate in all Company employment benefits as approved by the Board of Directors. As of March 31, 2006, the Company has not raised the minimum equity capital and no salary has been accrued or paid.

NOTE 6      DISCONTINUED OPERATIONS

            On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock to the original stockholders (See Note 8). Accordingly, all current and prior period amounts relating to the operations of CardioBioMedical Corporation have been reclassified to conform to this presentation. The loss from discontinued operations was equal to operating expenses.

                     ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

NOTE 7      GOING CONCERN

            As reflected in the accompanying financial statements, the Company is in the development stage with a working capital deficiency of $348,970, an accumulated deficit of $4,062,461 and a negative cash flow from operations of $450,111 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

            On April 21, 2006, the Company acquired a 10% working interest in certain gas and oil leases in Texas. The Company's portion of the capital requirement to finish the well is approximately $59,000. This capital requirement was funded by an affiliated party (Note 8). Management anticipates that the well will produce cash flow in the second quarter of 2006 sufficient to ensure that the Company will be able to continue as a going concern.

NOTE 8      SUBSEQUENT EVENTS

            On April 20, 2006, the Articles of Incorporation were amended to change the name of the Company to Odyssey Oil & Gas, Inc. and to increase the number of authorized common shares from 20 million to 250 million.

            On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for
            22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company's common stock was cancelled.

            On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas.

            As a result of the CardioBioMedical Corporation and gas and oil lease transactions referred to above, the Company incurred a change in control.

            Subsequent to March 31, 2006, an affiliated party advanced the Company on additional $58,229 and a third party advanced an additional $9,203 for operating and oil well development expenses. The advances are non-interest bearing, unsecured and due on demand.

                            FORWARD LOOKING STATEMENT

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

ITEM 2. MANAGEMENT DISCUSSION

OVERVIEW

The Company was formed in Florida in August 2001 with the plan of becoming a direct marketing company that developed and marketed premium-quality, premium-priced, branded fitness and exercise equipment to the home fitness equipment market. Our original business plan included marketing products directly to consumers through a variety of direct marketing channels.

As an initial step, the Company licensed the rights to a portable gym subject to patent protection in the United States, which was eligible to be marketed under the trademark Better Buns. It was the Company's intention for this product to be its first direct-marketed product. The Company was unsuccessful in its attempts to raise funding to pursue this goal and in May 2005, received notice that it was in breach of its license agreement for the Better Buns product and that the license was being terminated. Since inception to date, the Company had not generated any revenues through the sale of the Better Buns product or otherwise, and had not engaged in any marketing activities due to limited funds and resources.

In September 2005, the Company changed focus in connection with the Merger of a wholly-owned subsidiary of the Company and CardioBioMedical Corporation ("CBM"), a Delaware corporation. The subsidiary merged with and into CBM, with CBM as the surviving corporation which became a subsidiary of the Company. The consideration for the merger consisted of 22,077,509 shares of the Company common stock, $.0001 par value, payable on a one-for-one basis to the consenting shareholders of CBM and a warrant, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of the Company common stock at a purchase price of $.01 per share payable to the sole warrant holder of CBM in exchange for an equivalent CBM warrant. The new objective of the Company was to establish a medical device, the Cardio Spectrum Diagnostic System as the standard of care for the detection of early-stage ischemic heart disease. Our strategy consisted in first obtaining insurance reimbursement for performance of the diagnostic test then establishing the device with cardiologists and later gaining acceptance and use by other physician specialties and hospitals. The Company was unsuccessful in its attempts to pursue its goal of obtaining insurance reimbursement and then marketing CSD. On April 21, 2006, our Board of Directors authorized the purchase (the "Purchase") of a ten percent (10%) working interest in the BBB Area, Wharton, Texas an oil exploration project. At the present time, the business operations of BBB Area constitute all of the business operations of the Company.

CRITICAL ACCOUNTING POLICIES AND CHANGES TO ACCOUNTING POLICIES

The Company historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

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

RECENT DEVELOPMENTS

On April 21, 2006, our Board of Directors authorized the purchase (the "Purchase") of a ten percent (10%) working interest in the BBB Area, Wharton, Texas which is an oil exploration project. At the present time, the business operations of BBB Area constitute all of the business operations of the Registrant.

The sellers of the working interest received in the aggregate 20,000,000 restricted shares of the common stock of the Company in exchange for the 10% working interest leaving a total of 31,097,500 shares of common stock issued and outstanding immediately following the acquisition and the subsequent disposition of CardioBioMedical Corporation.

The preexisting member of the Company's board of directors resigned immediately after the acquisition. The following person has been appointed to the board of directors: Arthur Johnson.

Additionally, Arthur Johnson was appointed as President and Secretary executive officer of the Company.

At the present time, the business operations of the Company consist of the ownership in the 10% working interest in the BBB Area, Wharton, Texas an oil exploration project. The Company intends to devote its energy to the exploration and exploitation of the BBB Area. As a result of the acquisition described above the Company has acquired a ten percent (10%) working interest in BBB Area, Wharton, Texas. As a result of the acquisition the Company disposed of CardioBioMedical Corporation and returned to treasury 22,077,509 shares of the issued and outstanding common stock and cancel a warrant exercisable beginning January 1, 2008 to purchase 6,500,000 shares of the Company's common stock at a purchase price of $.01 per share.

On April 21, 2006 a change in control occurred as a result of the acquisition of the 10% working interest in BBB Area, Wharton, Texas. The terms of the acquisition are set forth in the Stock Purchase Agreement dated April 21, 2006 between Advanced Sports Technologies, Inc and the owners of the 10% working interest in BBB Area. A copy of the Stock Purchase Agreement has been filed with the 8-K/A dated May 1, 2006.

On April 20, 2006, in anticipation of the acquisition as described above, the Company changed its name from Advanced Sports Technologies, Inc. to Odyssey Oil & Gas, Inc. The Company also increased its Authorized Shares to two hundred and seventy million (270,000,000) shares which includes two hundred fifty million (250,000,000) shares of Common Stock and twenty million (20,000,000) shares of preferred stock. The change of name and the increase in the authorized capital was approved by consent of a majority of the outstanding shares. The necessary documentation was submitted to the State of Florida on April 24, 2006.

PLAN OF OPERATIONS

Neither AST nor CBM has generated any revenues from operations or otherwise since their inception. AST intended to generate revenue through the sale of a licensed product, Better Buns(R) - a portable patented gym product, but the license to such product was terminated due to AST 's failure to make minimum royalty payments. Through September 23, 2005, the Company had not been successful in raising capital for the development, marketing or sale of any other products. The Company then adopted a new strategy through the merger with CBM.

In order to implement the new strategy of the Company, AST needed to raise capital during 2006. Both entities have funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue their business strategies.

We intended to raise capital primarily through the public or private sale of securities (equity and/or debt), although there can be no assurance that we will be able to obtain capital or, if such capital is available, that the terms of any financing will be acceptable. If the Company had succeeded in raising capital, such funds would have been used to implement the new strategy of developing clinical trial data to support the market introduction of the Cardio Spectrum Diagnostic System in the United States, Canada and Mexico. Payment for clinical trials includes retaining the services of a clinical research organization, payment to the clinical research site(s) for patients enrolled in the clinical trials, payment for the CSD unit(s) used in these clinical trials, payment for costs associated with Institution Review Board Approval, and preparation of marketing materials to support commercial introduction of the CSD.

Pursuant to its new strategy, the Company continued to operate at a reduced level as it attempted to raise capital. The Company believed such an approach would help leverage results through better allocation of its capital by retaining as needed the diverse expertise required to conduct clinical trials and to prepare for market introduction.

Having been unsuccessful at raising sufficient capital to fund our operations in order to implement the new strategy, we were forced to seek opportunities outside of our new corporate focus or to seek a buyer for our business or another entity with which we could partner.

EXPENSES

Expenses of CBM decreased 38% to $76,464 for the quarter ended March 31, 2006 compared to $124,043 for the quarter ended March 31, 2005. This decrease in expenses was necessitated by the inability of the Company to raise additional equity capital to fund its operations. During 2006, CBM was able to minimize expenses while it sought additional equity capital. In this regard, the major expense of a clinical trial at Cedars - Sinai Medical Center was placed on hold pending resolution of the financial status of CBM and, therefore, no expense were incurred for research and development during the quarter ending March 31, 2006.

At the present time, the business operations of the Company consist of the ownership in the 10% working interest in the BBB Area, Wharton, Texas an oil exploration project. The Company intends to devote its energy to the exploration and exploitation of the BBB Area. Given this new focus, our capital requirements was $67,432 for our share of the working interest, in order to bring the well into production. Odyssey was able to raise the funds from an affiliated party and the payments were made in the second quarter of 2006. Future activities will be subject to our ability to raise funds.

OFF-BALANCE SHEET ARRANGEMENTS

Neither the Company nor its subsidiary is a party to any off- balance sheet arrangements.

DESCRIPTION OF PROPERTY

The Company does not own any real property other than its 10% working interest.

The principal business address of the Company was 9700 Via Emilie in Boca Raton, Florida 33428, which was space owned by the former sole director and officer of the Company. At the time of the Merger, the Company moved its principal place of business to that of CBM, located at 2 Briar Lane, Natick, Massachusetts 01760, which is space owned by the former director and officer of the Company. In both cases rent has not been charged for the office space, and it is not expected that rent will be charged in the near-term. Currently the new location of the Company is 5005 Riverway, Suite 440 Houston, TX 77056.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings as of the date of this Form 10QSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the merger of the Company and CBM discussed above, the Board of Directors of the Company authorized the issuance of up to 22,077,509 shares of its common stock, $0.0001 par value (representing 66.5% of the company's issued and outstanding shares following the merger), to the stockholders of CBM. Such shares were to be exchanged, on a one-for-one basis, for up to 22,077,509 issued and outstanding shares of common stock, $.01 par value, held by CBM's consenting shareholders. The issuance of stock to U.S. stockholders was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Preceding the merger, 16,500,000 shares of CBM common stock were cancelled pursuant to an agreement dated September 16, 2005. Pursuant to the terms of such agreement and the Merger Agreement, the Company also issued a warrant to purchase 6,500,000 shares of its common stock to a warrant holder of CBM in exchange for a CBM warrant representing such holder's right to purchase 6,500,000 shares of CBM common stock. The warrant was also canceled. As a result of the acquisition of the 10% interest in the BBB Area, on April 21, 2006, the Company issued an aggregate of 20,000,000 shares of common stock to Centurion Gold Holdings, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not. Applicable

ITEM 5. OTHER INFORMATION

Not. Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A) EXHIBITS:

       31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) REPORTS ON FORM 8-K

The Company has not filed any Current Reports on Form 8-K during the first quarter of 2006

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


ODYSSEY OIL & GAS, INC


By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President and Director