Form 10KSB/A
period 2006-03-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-06-19
CIK 1160798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 AMENDMENT NO.1

                                 FORM 10 - KSB/A
                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        Date of report (Date of earliest event reported): March 31, 2006


                            ODYSSEY OIL AND GAS, INC
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

                       ADVANCED SPORTS TECHNOLOGIES, INC.

                   9700 Via Emilie, Boca Raton, Florida, 33428
          (Former Name or Former Address, if Changed Since Last Report)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

                    Common Stock, par value $ 0.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10- KSB. ( )

            The Company's revenues for the year ended December 31, 2005 were $
      0.

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

            The CSD is the culmination of 20 years of research and development. Included in its software are over 20,000 patient test results. The procedure utilizing the device is performed non- invasively while the patient is at rest, with the goal of eliminating the risks associated with either exercise or the injection of dyes or a catheter. After attaching the leads to the patient, the procedure is completed in approximately 90 seconds. Results to date have shown that the CSD is effective at non-invasively diagnosing CAD with more than 90% sensitivity and specificity.

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

      Regulatory Matters

            The FDA's Center for Devices and Radiological Health is responsible for regulating firms that manufacture, re-package, re- label, and/or import medical devices sold in the United States. The FDA classifies medical devices into Class I, II, and III, and regulatory control increases from Class I to Class III. The device classification regulation is critical, as it defines the regulatory requirements for a general device type. Most Class I devices are exempt from certain premarket notification requirements; most Class II devices require a "Premarket Notification" or 510(k) filing; and most Class III devices require "Premarket Approval."

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

CBM was formed in May 2003 to commercialize devices incorporating proprietary and patented technology relating to a new scientific technique applying bio-cybernetic principles and frequency analysis in non-invasive medical devices. CBM currently is a party to a non- exclusive license to market in the United States, Canada and Mexico the Cardio Spectrum Diagnostic System or "CSD", a proprietary medical device designed for the non-invasive early diagnosis of coronary artery diseases, particularly myocardial injury caused by ischemia. The CSD system has received 510(k) clearance to be marketed in the United States.

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

EXPENSES AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

Statements of Operations Information

                               Year ended         Year Ended         For the Period
                               Dec. 31, 2005      Dec. 31, 2004      May 28, 2003
                                                                     (Inception) to
                                                                     Dec. 31, 2003
Net Sales                      $            0     $            0     $            0

Net loss operations                  (612,511)          (553,235)        (1,737,539)

Loss from operations               (1,696,524)          (550,747)        (1,737,349)

Net Loss                           (1,696,989)          (551,203)        (1,737,805)

 Net loss per share
     basic and diluted         $         (.05)    $         (.02)    $         (.30)

Weighted average
  number of shares
  outstanding during
  the period-basic
  and diluted                      33,192,995         33,398,662          5,845,637

Balance Sheet Information

                               Dec. 31, 2005      Dec. 31, 2004      Dec. 31, 2003
Cash                           $        1,698     $       48,102     $       45,606
Total Assets                            3,421          1,637,173          1,765,896

Current Liabilities                   278,927            235,928            115,951
Total Liabilities                     488,927            235,928            115,951

Stockholders Equity
  (Deficiency)                       (485,506)         1,401,245          1,649,945

The Total operating expenses were $1,478,240 for the year ended December 31, 2005 compared to $553,235 for the year ended December 31, 2004. Net loss from operations increased for the year ended December 31, 2005 to $1,696,989 compared to $551,203 for the year ended December 31, 2004. This 308% increase was the result of a loss from the termination of the CSD license from exclusive to non exclusive and subsequent impairment which totaled $1,065,729.

The Total operating expenses were $553,235 for the year ended December 31, 2004 compared to $1,737,539 for the period from May 28, 2003 (Inception) to December 31, 2003. Net loss from operations decreased for the year ended December 31, 2005 to $550,747 compared to $1,737,349 for the period from May 28, 2003 (Inception) to December 31, 2004. This 68% decrease was the result of not having to recognize any operating expense for stock issued for services for the year ended December 31, 2004 compared to $ 1532.500 for the period from May 28, 2003 (Inception) to December 31, 2003.

With respect to the Balance Sheet, Total Assets as of December 31, 2005 were $ 3,421 compared to $ 1,637,173 for the year ended December 31, 2004. This decrease of 99.8% was the result of a loss from the termination of the CSD license from exclusive to non-exclusive and subsequent impairment which eliminated net rights to technology of $ 1,559,092. For the year ended December 31, 2005, there was stockholders deficiency of $ 485,506 compared to stockholders equity of $ 1,401,245 on December 31, 2004. This change in stockholders equity/deficiency was the result of a loss from the termination of the CSD license from exclusive to non-exclusive and subsequent impairment, which totaled $ 1,065,729. With respect to the Balance Sheet, Total Assets as of December 31, 2004 were $ 1,637,173 compared to $ 1,765,896 for the year ended December 31, 2003. This decrease of 7% was the result of amortization of the rights to technology. For the year ended December 31, 2004, there was stockholders equity of $ 1,401,245 compared to stockholders equity of $ 1,649,945 on December 31, 2003.

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

In order to implement the new strategy of the Company, AST will need to raise capital during the next 12 months: cash on hand was $1,698 as of December 31, 2005 which amounts are inadequate to fund the company's current projected capital requirements. Total operating expenses for AST from inception to April 30, 2005 were $473,242, which equaled the Company's losses for that period. From inception to December 31, 2005, CBM's loss from operations equaled $3,984,620. Both entities have funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue their business strategies. Our capital requirements will depend on numerous factors, including but not limited to the commitments and progress of our research and development efforts, the progress of clinical trials, the cost of sales and marketing for the CSD and other products, medical and business consultants and advisors, the time and cost involved in maintaining regulatory compliance, and competing technological and market developments. Future activities, including the establishment of the CSD in the medical marketplace, will be subject to our ability to raise funds. We are seeking to raise a minimum of $ 1 million during the next 12 months.

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

The principal business address of the Company was 9700 Via Emilie in Boca Raton, Florida 33428, which was space owned by the former sole director and officer of the Company. At the time of the Merger, the Company moved its principal place of business to that of CBM, located at 2 Briar Lane, Natick, Massachusetts 01760, which is space owned by the new sole director and officer of the Company. In both cases rent has not been charged for the office space, and it is not expected that rent will be charged in the near-term.ITEM 7. FINANCIAL STATEMENTS.

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

SUMMARY COMPENSATION TABLE

                                                           Securities          All
        Name and                                           Underlying         Other
    Principal Position      Year       Salary   Bonus    Options Granted  Compensation
    ------------------      ----       ------   -----    ---------------  ------------
    James F. Mongiardo      2005      $12,000     0             0           150,000
    President, Principal    2004      $     0     0             0                 0
    Executive Officer,
    Principal Financial
    Officer
    Curtis Olschansky,      2005      $     0     0             0                 0
    Former President,       2004      $24,000     0             0                 0
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

EMPLOYMENT AND RELATED AGREEMENTS

Mr. Olschansky was not a party to any employment agreement with the Company.

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

        Name and Address of          Amount and Nature of
        Beneficial Owner             Beneficial Ownership(1)  Percent of class

        James F. Mongiardo
        2 Briar Lane
        Natick, MA 01760             12,127,500                  36.6%

        Charles Minutolo
        2320 N.E. 48th Street
        Lighthouse Point, FL
        33064                         9,000,000                  27.1%

        Curtis Olschansky
        9700 Via Emilie
        Boca Raton, FL 33428          7,000,000                  21.1%

        Meredith Dodrill
        5800 Hamilton Way
        Boca Raton, FL 33496          3,000,000                   9.0%

        All current
        directors and
        executive officers
        as a group  (1 person)       12,127,500                  36.6%


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

In January 2003, in reliance on APB No. 25, Accounting for Stock Issued to Employees, Meredith Dodrill, in what was deemed to be an effective capital contribution to the Company, transferred 7,000,000 shares of common stock to the Company. Simultaneously, the Company effectively issued 7,000,000 shares of common stock to its then- President Curtis Olschansky in exchange for future services. The shares issued had a fair value based on a then-recent cash offering price of $.025 per share for an aggregate $175,000. These shares owned by the President were not transferable and bore a substantial risk of forfeiture if services were not performed for the Company within two years from when the Company had issued the shares. As a result, the Company recorded deferred compensation with a corresponding credit to additional paid-in capital for $175,000. All such shares are now deemed earned.

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

EXHIBITS

See Item 7 herein.

                     UNREGISTERED SALES OF EQUITY SECURITIES

In connection with the Merger discussed above, the Board of Directors of the Company authorized the issuance of up to 22,077,509 shares of its common stock, $0.0001 par value (representing 66.5% of the Company's issued and outstanding shares following the Merger), to the stockholders of CBM. Such shares will be exchanged, on a one-for- one basis, for up to 22,077,509 issued and outstanding shares of common stock, $.01 par value, held by CBM's consenting shareholders. The issuance of stock to U.S. stockholders was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to foreign stockholders pursuant to Regulation S promulgated thereunder. Immediately after the closing of the Merger, the Company had 33,175,009 shares of its common stock outstanding assuming conversion of all CardioBioMedical Corporation common shares into registrant's common stock. Pursuant to the terms of the Agreement, the Company also issued a warrant to purchase 6,500,000 shares of its common stock to a warrant holder of CBM in exchange for a CBM warrant representing such holder's right to purchase 6,500,000 shares of CBM common stock. The warrant is not exercisable until January 1, 2008 and will expire on December 31, 2014. The exercise price is $.01 per share and the warrant is not assignable or transferable by the holder.

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

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 7, 2006

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
                             -----------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                              $     1,698
                                                                    -----------
      Total Current Assets                                                1,698

PROPERTY AND EQUIPMENT, NET                                               1,723

OTHER ASSETS
  Rights to technology, net                                                  --
                                                                    -----------

TOTAL ASSETS                                                        $     3,421
------------                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   113,857
  Loans payable - related party                                          49,657
  Accrued royalty expense                                               100,000
  Due to officer                                                         15,413
                                                                    -----------

TOTAL CURRENT LIABILITIES                                               278,927

LONG TERM LIABILITIES
  Royalties Due                                                         210,000
                                                                    -----------

TOTAL LIABILITIES                                                       210,000
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                               --
  Common stock, $0.0001 par value, 100,000,000 shares authorized,
   33,175,009 shares issued and outstanding                               3,318
  Additional paid-in capital                                          3,497,173
  Accumulated deficit during development stage                       (3,985,997)
                                                                    -----------
      Total Stockholders' Deficiency                                   (485,506)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     3,421
----------------------------------------------                      ===========


See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For The Period
                                                                                        From
                                                 For The Year     For The Year     May 28, 2003
                                                     Ended           Ended        (Inception) To
                                                 December 31,     December 31,      December 31,
                                                     2005             2004              2005
                                                 ------------     ------------     ------------
OPERATING EXPENSES
  Stock issued for services                      $    150,000     $         --     $  1,682,500
  General and administrative                           25,406           30,620           79,238
  Depreciation and amortization                       101,039          132,039          296,780
  Royalties                                           150,000          187,813          353,438
  Professional fees                                   136,338          138,023          364,361
  Research and development                             49,728           64,740          126,969
  Loss on termination of license                   (1,065,729)              --       (1,065,729)
                                                 ------------     ------------     ------------
       Total Operating Expenses                     1,678,240          553,235        3,969,014
                                                 ------------     ------------     ------------

NET LOSS FROM OPERATIONS                           (1,678,240)        (553,235)      (3,969,014)

OTHER INCOME AND EXPENSE
  Interest income                                         111            2,488            2,789
  Interest expense                                     (2,195)              --           (2,195)
  Impairment of equipment                             (16,200)              --          (16,200)
                                                 ------------     ------------     ------------
       Total Other Income and Expense                 (18,284)           2,488          (15,606)
                                                 ------------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS                    (1,696,524)        (550,747)      (3,984,620)

Provision for Income Taxes                                465              456            1,377
                                                 ------------     ------------     ------------

NET LOSS                                         $ (1,696,989)    $   (551,203)    $ (3,985,997)
                                                 ============     ============     ============

 Net loss per share - basic and diluted          $       (.05)    $       (.02)    $       (.14)
                                                 ============     ============     ============

Weighted average number of shares outstanding
  during the period - basic and diluted            33,192,995       33,398,662       28,110,792
                                                 ============     ============     ============

See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MAY 28,
2003 (INCEPTION) TO DECEMBER 31, 2005              ---------------------------
-------------------------------------

                                                                                                      Accumulated
                                                                                                        Deficit
                                                                                          Additional    During
                                         Preferred Stock              Common Stock         Paid-In    Development
                                      Shares         Amount        Shares      Amount      Capital       Stage         Total
                                      -----------  -----------  -----------  -----------  -----------  -----------   -----------
Common stock issued to
 founders for cash
 ($0.10 per share)                             --  $        --        2,500  $         1  $       249  $        --   $       250

Common stock issued
 for license
 ($0.10 per share)                             --           --   16,500,000        1,650    1,648,350           --     1,650,000

Common stock issued
 to officer as
 compensation
 ($0.10 per share)                             --           --    7,125,000          712      711,788           --       712,500

Common stock issued
 for cash
 ($0.10 per share)                             --           --      800,000           80       79,920           --        80,000

Common stock issued
 for cash
 ($0.45 per share)                             --           --      277,778           28      124,972           --       125,000

Common stock issued
 to consultant for
 services
 ($0.10 per share)                             --           --    8,200,000          820      819,180           --       820,000

Net loss for the
 period from May 28,
 2003 (inception) to
 December 31, 2003                             --           --           --           --           --   (1,737,805)   (1,737,805)
                                      -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balance, December 31, 2003                     --           --   32,905,278        3,292    3,384,459   (1,737,805)    1,649,945

See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MAY 28,
2003 (INCEPTION) TO DECEMBER 31, 2005              ---------------------------
-------------------------------------

                                                                                                Accumulated
                                                                                                  Deficit
                                                                                   Additional      During
                                 Preferred Stock              Common Stock           Paid-In    Development
                               Shares       Amount        Shares        Amount       Capital        Stage          Total
                             -----------  -----------  -----------   -----------   -----------   -----------   -----------
Common stock issued
 for cash
 ($0.45 per share)                    --           --      672,231         6,722       295,781            --       302,503

Net loss, 2004                        --           --           --            --            --      (551,203)     (551,203)
                             -----------  -----------  -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2004            --           --   33,577,509       335,775     3,354,478    (2,289,008)    1,401,245

Stock issued in
 reverse merger                       --           --   11,097,500       110,975      (110,975)           --            --

Shares issued to
 officer for services                 --           --    5,000,000        50,000       100,000            --       150,000

Shares cancelled
 related to license
 rights                               --           --  (16,500,000)     (165,000)     (330,000)           --      (495,000)

In-kind contribution                  --           --           --            --        12,000            --        12,000

Warrants issued for
 license                              --           --           --            --       143,238            --       143,238

Net loss, 2005                        --           --           --            --            --    (1,696,989)   (1,696,989)
                             -----------  -----------  -----------   -----------   -----------   -----------   -----------

 BALANCE, DECEMBER 31, 2005           --  $        --   33,175,009   $     3,318   $ 3,497,173   $(3,985,997)  $  (485,506)
---------------------------  ===========  ===========  ===========   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                                             For The
                                                                                                           Period From
                                                                           For The Year    For The Year   May 28, 2003
                                                                              Ended           Ended       (Inception) To
                                                                           December 31,    December 31,    December 31,
                                                                               2005            2004            2005
                                                                           -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(1,696,989)    $  (551,203)    $(3,985,997)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
   Stock issued for services                                                   150,000              --       1,682,500
   In kind contribution of services                                             12,000              --          12,000
   Depreciation and amortization                                               101,039         132,139         296,780
   Impairment of equipment                                                      16,200              --          16,200
   Impairment of intangible assets                                           1,118,347              --       1,118,347
  Changes in operating assets and liabilities:
   Increase in accounts payable and accrued expenses                           104,030           4,914         113,857
   Increase in accrued royalty expenses                                         99,312         115,063         310,000
                                                                           -----------     -----------     -----------
        Net Cash Used In Operating Activities                                  (96,061)       (299,187)       (436,313)
                                                                           -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and equipment                                         --            (820)        (34,812)
  Loss of license rights                                                            --              --        (100,000)
                                                                           -----------     -----------     -----------
        Net Cash Used In Investing Activities                                       --            (820)       (134,812)
                                                                           -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            --         302,503         507,753
  Due to stockholder                                                                --              --          15,413
  Loans payable - related party                                                 49,657              --          49,657
                                                                           -----------     -----------     -----------
        Net Cash Provided By Financing Activities                               49,657         302,503         572,823
                                                                           -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                (46,404)          2,496           1,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                48,102          45,606              --
                                                                           -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     1,698     $    48,102     $     1,698
                                                                           ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

Cash paid for income taxes                                                 $        --     $       456     $       912
                                                                           ===========     ===========     ===========

Cash paid for interest                                                     $        --     $        --     $        --
                                                                           ===========     ===========     ===========

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

               ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A) ORGANIZATION AND BASIS OF PRESENTATION

CardioBioMedical Corporation, now a wholly owned subsidiary of Advanced Sports Technologies, Inc. is a Delaware corporation incorporated on May 28, 2003. Advanced Sports Technologies, Inc. is a Florida corporation incorporated on August 9, 2001.

On September 23, 2005, a merger between CardioBioMedical Corporation ("Company") and Advanced Sports Technologies, Inc. ("AST") was effected pursuant to the terms of an Agreement and Plan of Merger, dated September 23, 2005 (the "Merger Agreement"), among AST, AST Acquisition Sub, Inc., a newly formed Delaware Corporation and wholly-owned subsidiary of AST ("Sub"), and the Company. Pursuant to the Merger Agreement, Sub was merged with and into the Company, with the Company as the surviving entity. The Company thereafter continued under the CardioBioMedical Corporation name as a subsidiary of AST, and the separate existence of Sub ceased as of the effective time of the Merger, which was September 23, 2005. The Merger Agreement provided for the issuance by AST to the stockholders of the Company of an aggregate 22,077,509 shares of Company common stock and the issuance to a warrant holder of the Company to purchase 6,500,000 shares of common stock at an exercise price of $0.01 per share. At the effective time of the Merger and without any action on the part of the Company stockholders, each one share of Company common stock (except for shares held in treasury and dissenting shares) was converted into the right to receive one share of AST Common Stock (including all shares held in treasury) and warrants to purchase such stock were deemed to be no longer outstanding and automatically cancelled and retired. The shares of AST Common Stock and warrant to purchase such shares issued in connection with the Merger are restricted securities and will bear a restricted legend. Prior to the Merger, CardioBioMedical Corporation and Advanced Sports Technologies, Inc. were not related parties. As a result of the Merger Agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer CardioBioMedical Corporation.


Accordingly, the financial statements include the following:


(1) The balance sheet consists of the net assets of the acquirer
(CardioBioMedical Corporation) at historical cost and the net assets of the acquiree (Advanced Sports Technologies, Inc.) at historical cost.


(2) The statement of operations includes the operations of the acquirer (CardioBioMedical Corporation) for the periods presented and the operations of the acquiree (Advanced Sports Technologies, Inc.) from the date of the merger.


(3) A non transferable warrant for 6,500,000 common shares at $.01 per share was issued as part of this merger. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Sholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1% risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $ 143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.


(B) Use of Estimates

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


(C) Consolidation

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

(H) Cash and Cash Equivalents

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


(N) Impairment of Long-Lived Assets

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

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

NOTE 3 LICENSE AGREEMENT

During 2003, the Company purchased the license rights to the bio-cybernetic technology and frequency analysis technology for cash of $100,000 and 16,500,000 shares of common stock with a fair value of $1,650,000. The license period expires March 2018. On September 16, 2005 a new agreement superseding this license agreement and other agreements was entered into. See Note 8. As a result of the termination of the exclusive license agreement, the Company recognized a loss on the termination of the exclusive license agreement of $924,421 AND THE INABILITY OF THE Company to raise capital impaired our availability to realize the future non-exclusive right of $141,308. . The Company issued 6,500,000warrants for the non-exclusive rights to the bio-cybernetic technology in 2005. The license was valued based on the fair value of the warrants with the following :

Using the Black Sholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of 3.28% and expected life of 7 years. The value of $ 143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.



Licenses at December 31, 2005 were as follows:

                License                                      $ 143,238
                Less accumulated depreciation 1,930
                                                             ---------
                                                             $ 141,308
                                                             =========


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

During 2005, the Company issued 11,097,500 shares of common stock to the stockholders of Advanced Sports upon completion of the merger at the net asset.
(B) COMMON STOCK ISSUED FOR SERVICESDuring 2003, the Company issued 7,125,000 shares of common stock for officer compensation valued for financial accounting purposes at $712,500 ($0.10 per share) based upon recent cash offering prices, the initial 2500 shares issued upon formation of the corporation were purchased for $.10 per share. During 2003, the Company issued 16,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.10 per share, the price paid for the initial 2500 shares issued upon formation of the corporation with no subsequent purchases before issuance) based upon recent cash offering prices. During 2005, these 16,500,000 shares of common stock were cancelled pursuant to a settlement agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 6,500,000 common shares at $ .01 per share was issuedfor the non-exclusive rights to the technology. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years. During 2003, the Company issued 8,200,000 shares of common stock for consulting services valued for financial accounting purposes at $820,000 based upon recent cash offering prices. During 2005, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer and President in recognition and consideration of his service as an officer and director of the Company since June 2003 and his contributions to the progress and development of the Company. For financial accounting purposes, these shares were valued at $150,000 ($0.03 per share) based upon the fair value of the shares on the date of grant

(C) IN KIND CONTRIBUTION

During 2005, the Company recorded additional paid in capital of $12,000 for the fair value of Rent contributed to the Company by its president.

D) WARRANTS

A non transferable warrant for 6,500,000 common shares at $.01 per share was issued as part of this merger. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Sholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1% risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $ 143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

NOTE 7 RELATED PARTY TRANSACTIONS

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

NOTE 10 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a working capital deficiency of $277,229, a stockholders' deficiency of $485,506 and a negative cash flow from operations of $436,313 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is attempting to access the public markets to raise additional equity capital to implement its business plan. . To bring our product to market we are seeking to raise a minimum of $ 1 million during the next 12 months which we estimate we will need. If we are unsuccessful at raising sufficient capital to fund our operations, for whatever reason, we may be forced to seek opportunities outside of our new corporate focus or to seek a buyer for our business or another entity with which we could partner. Ultimately, if all of these alternatives fail, we may be required to cease operations and seek protection from creditors under applicable bankruptcy laws.

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

                            ODYSSEY OIL AND GAS, INC.
                                  (Registrant)


          Dated: June 19, 2006


          By: /s/ Arthur Johnson
              --------------------------------------
              Arthur Johnson
              Principal Executive Officer,
              President, and Chief Financial Officer