Form 10KSB/A
period 2006-03-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-07-10
CIK 1160798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 AMENDMENT NO. 2

                                 FORM 10 - KSB/A
                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        Date of report (Date of earliest event reported): March 31, 2006


                            ODYSSEY OIL AND GAS, INC.
                            -------------------------
               (Exact Name of Registrant as Specified in Charter)


           Florida                   333-106299                 65-1139235
           -------                   ----------                 ----------
  (State or Other Jurisdiction      (Commission               (IRS Employer
       of Incorporation)            File Number)            Identification No.)


                            5005 Riverway, Suite 440
                                Houston, TX 77056
                                -----------------
                     Address of Principal Executive Offices


                                 (713) 623-2219
                                 --------------
                           (Issuer's telephone number)


                       ADVANCED SPORTS TECHNOLOGIES, INC.
                   9700 Via Emilie, Boca Raton, Florida, 33428
                   -------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

                    Common Stock, par value $ 0.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10- KSB. |_|

            The Company's revenues for the year ended December 31, 2005 were $0.

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes |X| No |_| .

            As of April 7, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.025 per share on March 31, 2006 was $301,188

            As of April 7, 2006, there were 33,175,009 shares of the registrant's Common Stock outstanding assuming conversion of all CardioBioMedical Corporation common shares into registrant's common stock.

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

EXPENSES AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

Statements of Operations Information

                               Year ended         Year Ended         For the Period
                               Dec. 31, 2005      Dec. 31, 2004      May 28, 2003
                                                                     (Inception) to
                                                                     Dec. 31, 2003
Net Sales                      $            0     $            0     $            0

Net loss from continuing
  operations                       (1,678,240)          (553,235)        (1,737,539)

Loss from operations before
  income taxes                     (1,696,524)          (550,747)        (1,737,349)

Net Loss                           (1,696,989)          (551,203)        (1,737,805)

Net loss per share
  basic and diluted            $         (.05)    $         (.02)    $         (.30)

Weighted average
  number of shares
  outstanding during
  the period-basic
  and diluted                      33,192,995         33,398,662          5,845,637

Balance Sheet Information

                               Dec. 31, 2005      Dec. 31, 2004      Dec. 31, 2003
Cash                           $        1,698     $       48,102     $       45,606
Total Assets                            3,421          1,637,173          1,765,896

Current Liabilities                   278,927            235,928            115,951
Total Liabilities                     488,927            235,928            115,951

Stockholders Equity
  (Deficiency)                       (485,506)         1,401,245          1,649,945

The Total operating expenses were $1,678,240 for the year ended December 31, 2005 compared to $553,235 for the year ended December 31, 2004. Net loss from operations increased for the year ended December 31, 2005 to $1,696,989 compared to $551,203 for the year ended December 31, 2004. This 208% increase was the result of a loss from the termination of the CSD license from exclusive to non exclusive and subsequent impairment which totaled $1,065,729.

The Total operating expenses were $553,235 for the year ended December 31, 2004 compared to $1,737,539 for the period from May 28, 2003 (Inception) to December 31, 2003. Net loss from operations decreased for the year ended December 31, 2004 to $550,747 compared to $1,737,349 for the period from May 28, 2003 (Inception) to December 31, 2003. This 68% decrease was the result of not having to recognize any operating expense for stock issued for services for the year ended December 31, 2004 compared to $1,532.500 for the period from May 28, 2003 (Inception) to December 31, 2003.

With respect to the Balance Sheet, Total Assets as of December 31, 2005 were $ 3,421 compared to $ 1,637,173 for the year ended December 31, 2004. This decrease of 99.8% was the result of a loss from the termination of the CSD license from exclusive to non-exclusive and subsequent impairment which eliminated net rights to technology of $ 1,559,092. For the year ended December 31, 2005, there was stockholders deficiency of $ 485,506 compared to stockholders equity of $ 1,401,245 on December 31, 2004. This change in stockholders equity/deficiency was the result of a loss from the termination of the CSD license from exclusive to non-exclusive and subsequent impairment, which totaled $ 1,065,729. With respect to the Balance Sheet, Total Assets as of December 31, 2004 were $ 1,637,173 compared to $ 1,765,896 as of December 31, 2003. This decrease of 7% was the result of amortization of the rights to technology. For the year ended December 31, 2004, there was stockholders equity of $ 1,401,245 compared to stockholders equity of $ 1,649,945 on December 31, 2003.

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
                  DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM
                  MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2005

PAGES 4 - 5       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO OF CASH FLOWS
                  FOR THE YEARS ENDED

PAGES 6 - 7       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM
                  MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2005

PAGES 8 - 15      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 7, 2006, except for Note 2, to which the date is June 30, 2006

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $       1,698
                                                                      -------------
        Total Current Assets                                                  1,698

PROPERTY AND EQUIPMENT, NET                                                   1,723
                                                                      -------------

TOTAL ASSETS                                                          $       3,421
                                                                      =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $     113,857
  Loans payable - related party                                              49,657
  Accrued royalty expense                                                   100,000
  Due to officer                                                             15,413
                                                                      -------------

        Total Current Liabilities                                           278,927

LONG TERM LIABILITIES
  Royalties Due                                                             210,000
                                                                      -------------

TOTAL LIABILITIES                                                           488,927
                                                                      -------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
    none issued and outstanding                                                  --
  Common stock, $0.0001 par value, 100,000,000 shares authorized,
    33,175,009 shares issued and outstanding                                  3,318
  Additional paid-in capital                                              3,497,173
  Accumulated deficit during development stage                           (3,985,997)
                                                                      -------------
        Total Stockholders' Deficiency                                     (485,506)
                                                                      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $       3,421
                                                                      =============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For The Period
                                                                                         From
                                                 For The Year      For The Year      May 28, 2003
                                                    Ended             Ended         (Inception) To
                                                 December 31,      December 31,      December 31,
                                                     2005              2004              2005
                                                --------------    --------------    --------------
OPERATING EXPENSES
  Stock issued for services                     $      150,000    $           --    $    1,682,500
  General and administrative                            25,406            30,620            79,238
  Depreciation and amortization                        101,039           132,039           296,780
  Royalties                                            150,000           187,813           353,438
  Professional fees                                    136,338           138,023           364,360
  Research and development                              49,728            64,740           126,969
  Loss on termination of license                     1,065,729                --         1,065,729
                                                --------------    --------------    --------------
        Total Operating Expenses                     1,678,240           553,235         3,969,014
                                                --------------    --------------    --------------

NET LOSS FROM CONTINUING OPERATIONS                 (1,678,240)         (553,235)       (3,969,014)

OTHER INCOME AND (EXPENSE)
  Interest income                                          111             2,488             2,789
  Interest expense                                      (2,195)               --            (2,195)
  Impairment of equipment                              (16,200)               --           (16,200)
                                                --------------    --------------    --------------
        Total Other Income and (Expense)               (18,284)            2,488           (15,606)
                                                --------------    --------------    --------------

LOSS FROM OPERATIONS                                (1,696,524)         (550,747)       (3,984,620)

Provision for Income Taxes                                (465)             (456)           (1,377)
                                                --------------    --------------    --------------

NET LOSS                                        $   (1,696,989)   $     (551,203)   $   (3,985,997)
                                                ==============    ==============    ==============

Net loss per share - basic and diluted          $         (.05)   $         (.02)   $         (.14)
                                                ==============    ==============    ==============

Weighted average number of shares outstanding
  during the period - basic and diluted             33,192,995        33,398,662        28,110,792
                                                ==============    ==============    ==============

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

                                                                                                         Accumulated
                                                                                                           Deficit
                                                                                           Additional      During
                                        Preferred Stock               Common Stock           Paid-In     Development
                                     Shares         Amount        Shares        Amount       Capital        Stage          Total
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Common stock issued for cash
  ($0.45 per share)                      --            --       672,231             67        302,436             --        302,503

Net loss, 2004                           --            --            --             --             --       (551,203)      (551,203)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004               --            --    33,577,509          3,358      3,686,895     (2,289,008)     1,401,245

Stock issued in reverse merger           --            --    11,097,500          1,110         (1,110)            --             --

Shares issued to officer for
  services                               --            --     5,000,000            500        149,500             --        150,000

Shares cancelled related to
  license rights                         --            --   (16,500,000)        (1,650)      (493,350)            --       (495,000)

In-kind contribution                     --            --            --             --         12,000             --         12,000

Warrants issued for license              --            --            --             --        143,238             --        143,238

Net loss, 2005                           --            --            --             --             --     (1,696,989)    (1,696,989)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

  BALANCE, DECEMBER 31, 2005             --   $        --    33,175,009    $     3,318    $ 3,497,173    $(3,985,997)   $  (485,506)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For The Period
                                                                                                From
                                                          For The Year     For The Year     May 28, 2003
                                                             Ended            Ended        (Inception) To
                                                          December 31,     December 31,     December 31,
                                                              2005              2004            2005
                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (1,696,989)   $    (551,203)   $  (3,985,997)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock issued for services                                 150,000               --        1,682,500
      In kind contribution of services                           12,000               --           12,000
      Depreciation and amortization                             101,039          132,039          296,780
      Impairment of equipment                                    16,200               --           16,200
      Impairment of intangible assets                         1,118,347               --        1,118,347
  Changes in operating assets and liabilities:
      Increase in accounts payable and accrued expenses         104,030            4,914          113,857
      Increase in accrued royalty expenses                       99,312          115,063          310,000
                                                          -------------    -------------    -------------
          Net Cash Used In Operating Activities                 (96,061)        (299,187)        (436,313)
                                                          -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and equipment                          --             (820)         (34,812)
  Loss of license rights                                             --               --         (100,000)
                                                          -------------    -------------    -------------

          Net Cash Used In Investing Activities                      --             (820)        (134,812)
                                                          -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             --          302,503          507,753
  Due to stockholder                                                 --               --           15,413
  Loans payable - related party                                  49,657               --           49,657
                                                          -------------    -------------    -------------
          Net Cash Provided By Financing Activities              49,657          302,503          572,823
                                                          -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                 (46,404)           2,496            1,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 48,102           45,606               --
                                                          -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $       1,698    $      48,102    $       1,698
                                                          =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes                                $          --    $         456    $         912
                                                          =============    =============    =============

Cash paid for interest                                    $          --    $          --    $          --
                                                          =============    =============    =============

          See accompanying notes to consolidated financial statements.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

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

            (F) Fair Value of Financial Instruments

            The carrying amounts of the Company's financial instruments including accounts payable, royalties payable and due to balances approximate fair value due to the relatively short period to maturity for these instruments.

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

NOTE 2      RESTATEMENT

            The Company has revised the classification of certain impairments in the statement of operation based on comments it received from the Securities and Exchange Commission. The reclassifications did not result in a change to total net loss and there were no changes to the consolidated balance sheet and consolidated statement of cash flow.

            A summary of significant effects of the restatement is as follows:

                                             For the Year Ended                        For the Year
                                              December 31, 2005                       Ended December
                                                (As Previously       Amount of          31, 2005
                                                   Reported)          Change          (As Restated)
                                                -------------      -------------      -------------
Statement of Operations

Total Operating Expenses                        $     612,511      $   1,065,729      $   1,678,240

Net loss from operations                             (612,511)        (1,065,729)        (1,678,240)

Total Other Income (Expense)                       (1,084,013)         1,065,729            (18,284)

Net loss                                           (1,696,989)                --         (1,696,989)

Net loss per common share - basic and diluted           (0.05)                --              (0.05)

NOTE 3      PROPERTY AND EQUIPMENT

            Property and equipment at December 31, 2005 consisted of the following:

              Diagnostic equipment                                $      30,000
              Office equipment                                            4,812
              Less accumulated depreciation                             (16,889)
              Less impairment                                           (16,200)
                                                                  -------------
                                                                  $       1,723
                                                                  =============

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

NOTE 4      LICENSE AGREEMENT

            During 2003, the Company purchased the license rights to the bio-cybernetic technology and frequency analysis technology for cash of $100,000 and 16,500,000 shares of common stock with a fair value of $1,650,000. The license period expires March 2018. On September 16, 2005, a new agreement superseding this license agreement and other agreements was entered into (see Note 8). As a result of the termination of the exclusive license agreement, the Company recognized a loss on the termination of the exclusive license agreement of $924,421 and the inability of the Company to raise capital impaired our ability to realize the future new exclusive right of $141,308. The Company issued 6,500,000 warrants for the non-exclusive rights to the bio-cybernetic technology in 2005.

            A non-transferable warrant for 6,500,000 common shares at $.01 per share was issued as part of the merger. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

            Licenses at December 31, 2005 were as follows:

              License                                             $     143,238
              Less - accumulated depreciation                            (1,930)
                   - impairment                                        (141,308)
                                                                  -------------
                                                                  $          --
                                                                  =============

            During the years ended December 31, 2005 and 2004 and the period from May 28, 2003 to December 31, 2005, the Company recorded
            amortization   expense   of   $88,983,    $127,272,   and   $216,255
            respectively. During 2005, the Company recognized a loss on the settlement with the license holder of $1,065,729.

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004


NOTE 5      DUE TO OFFICER

            During 2003, an officer advanced the Company $15,413 for start-up and operating expenses. As of December 31 2005, total advances and loans were $15,413 (See Note 5).

NOTE 6      LOANS PAYABLE - RELATED PARTY

            During 2005, the Company received loans payable from a related party of $49,657. The loans are unsecured, due on demand and bear interest of 10% per annum.

NOTE 7      STOCKHOLDERS' EQUITY

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

            During 2005, the Company issued 11,097,500 shares of common stock to the stockholders of Advanced Sports upon completion of the merger at the net asset value of the assets acquired.

            (B) Common Stock Issued for Services

            During 2003, the Company issued 7,125,000 shares of common stock for officer compensation valued for financial accounting purposes at $712,500 ($0.10 per share) based upon recent cash offering prices. The initial 2,500 shares issued upon formation of the corporation were purchased for $.10 per share.

            During 2003, the Company issued 16,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.10 per share, the price paid for the initial 2,500 shares issued upon formation of the corporation) based upon recent cash offering prices. During 2005, these 16,500,000 shares of common stock were cancelled pursuant to a settlement agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 6,500,000 common shares at $ .01 per share was issued for the nonexclusive rights to the technology. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

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

            (C) In-Kind Contribution

            During 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

            (D) Warrant

            A non-transferable warrant for 6,500,000 common shares at $.01 per share was issued as part of the merger. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

NOTE 8      RELATED PARTY TRANSACTIONS

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


            During 2005, a stockholder loaned the Company $49,656 for working capital. The loan bears interest at 10%, is unsecured and due on demand.

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

            During 2005, the Company settled a dispute with a related party. The settlement agreement called for the related party to return 16,500,000 shares of common stock to the company and the company to give back the exclusive rights to the patent. The shares were valued on the date of settlement and the company recorded a loss on the settlement of $1,065,729.

NOTE 9      COMMITMENTS AND CONTINGENCIES

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

NOTE 10     INCOME TAXES

            Income tax expense (benefit) for the periods ended December 31, 2005 and 2004 is summarized as follows:

                                                        2005            2004
                                                     -----------    -----------
            Current:
              Federal                                $        --    $        --
              State                                          465            465
              Deferred - Federal and State                    --             --
                                                     -----------    -----------

            Income tax expense (benefit)             $       465    $       465
                                                     ===========    ===========

            The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2005 and 2004 as follows:

                                                        2005            2004
                                                     -----------    -----------

            U.S. Federal income tax expense
              (benefit)                              $  (576,976)   $  (192,921)
            State income tax expense (benefit)               465            465
            Permanent difference                         366,428             --
            Effect on net operating loss
              carryforward                               210,548        192,921
                                                     -----------    -----------

                                                     $       465    $       465
                                                     ===========    ===========

            The  tax  effects  of  temporary   differences  that  give  rise  to
            significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004


                                                        2005            2004
                                                     -----------    -----------
            Deferred tax assets:
              Net operating loss carryforward        $   210,548    $   192,921
                                                     -----------    -----------

              Total gross deferred tax assets            210,548        192,921
            Less valuation allowance                     210,548        192,921
                                                     -----------    -----------

              Net deferred tax assets                $        --    $        --
                                                     ===========    ===========

            At December 31, 2005, the Company had a net operating loss carryforward of approximately $2,907,000 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $210,548.

NOTE 11     GOING CONCERN

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

            Management is attempting to access the public markets to raise additional equity capital to implement its business plan. We are seeking to raise a minimum of $1 million during the next twelve months which we estimate we will need to bring our product to market. If we are unsuccessful at raising sufficient capital to fund our operations, for whatever reason, we may be forced to seek opportunities outside of our new corporate focus or to seek a buyer for our business or another entity with which we could partner. Ultimately, if all of these alternatives fail, we may be required to cease operations and seek protection from creditors under applicable bankruptcy laws.

            Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12     SUBSEQUENT EVENT

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

          Dated: July 7, 2006


          By: /s/ Arthur Johnson
              --------------------------------------
              Arthur Johnson
              Principal Executive Officer,
              President, and Chief Financial Officer