Form 10QSB
period 2006-06-30
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-08-18
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

Commission file Number 333-106299

ODYSSEY OIL AND GAS, INC.
-----------------------------------------------------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

ADVANCED SPORTS TECHNOLOGIES, INC.
---------------------------------------------------------------------------
(Former Name of Registrant)

FLORIDA	65-1139235
-------------------------------------------------------------	---------------------------------------------
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

5005 Riverway, Suite 440
Houston, TX 77056
Address of Principal Executive Offices

(713) 623-2219
-----------------------
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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of August 17, 2006 was 31,097,500 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Condensed Notes - Quarter Ended June 30, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Condensed Notes - Quarter Ended June 30, 2006

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	7 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2006
(UNAUDITED)

ASSETS

INVESTMENT IN OIL AND GAS LEASES	$223,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$43,406
Loans payable - related parties	63,572
Total Current Liabilities	106,978

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 31,097,500 shares issued and outstanding	3,110
Additional paid-in capital	450,016
Accumulated deficit during development stage	(336,875)
Total Stockholders’ Equity	116,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,229

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For The Period From May 28, 2003 (Inception) To June 30, 2006

OPERATING EXPENSES
General and administrative	$10,127	$-	$10,127	-	$13,386
Professional fees	13,739	-	18,734	-	45,805
Total Operating Expenses	23,866	-	28,861	-	59,191

LOSS FROM CONTINUING OPERATIONS	(23,866)	-	(28,861)	-	(59,191)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	2,789
Interest expense	-	-	(969)	-	(3,164)
Total Other Expense	-	-	(969)	-	(375)

LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(23,866)	-	(29,830)	-	(59,566)

Provision for Income Taxes	-	-	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	(23,866)	-	(29,830)	-	(59,566)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	-	(159,418)	(70,500)	(283,461)	(4,026,761)
Gain on disposal of discontinued operations, net of taxes	3,749,452	-	3,749,452	-	3,749,452

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	3,749,452	(159,418)	3,678,952	(283,461)	(277,309)

NET INCOME (LOSS)	$3,725,586	$(159,418)	$3,649,122	$(283,461)	$(336,875)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Loss from continuing operations	$-	$-	$-	$-	$-
Loss from discontinued operations	0.12	-	0.11	(0.01)	(0.01)

Net loss per share - basic and diluted	$0.12	$-	$0.11	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	31,576,925	33,577,509	32,371,552	33,577,509	28,820,175

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.10 per share)	-	$-	2,500	$1	$249	$-	$250

Common stock issued for license ($0.10 per share)	-	-	16,500,000	1,650	1,648,350	-	1,650,000

Common stock issued to officer as compensation ($0.10 per share)	-	-	7,125,000	713	711,787	-	712,500

Common stock issued for cash ($0.10 per share)	-	-	800,000	80	79,920	-	80,000

Common stock issued for cash ($0.45 per share)	-	-	277,778	28	124,972	-	125,000

Common stock issued to consultant for services ($0.10 per share)	-	-	8,200,000	820	819,180	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	(1,737,805)

Balance, December 31, 2003	-	-	32,905,278	3,292	3,384,458	(1,737,805)	1,649,945

Common stock issued for cash ($0.45 per share)	-	-	672,231	66	302,437	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	(551,203)

Balance, December 31, 2004	-	-	33,577,509	3,358	3,686,895	(2,289,008)	1,401,245

Common stock cancelled related to license rights ($0.03 per share)	-	-	(16,500,000)	(1,650)	(493,350)	-	(495,000)

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to officer for services ($0.03 per share)	-	-	5,000,000	500	149,500	-	150,000

Shares issued in reverse merger	-	-	11,097,500	1,110	(1,110)	-	-

In-kind contribution	-	-	-	-	12,000	-	12,000

Warrants issued for non- exclusive license	-	-	-	-	143,238	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	(1,696,989)

Balance , December 31, 2005	-	-	33,175,009	3,318	3,497,173	(3,985,997)	(485,506)

In-kind contribution	-	-	-	-	6,000	-	6,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(22,077,509)	(2,208)	(3,216,157)	-	(3,218,365)

Common stock issued to purchase investment in oil and gas leases ($.008 per share)	-	-	20,000,000	2,000	163,000	-	165,000

Net income during the six months ended June 30, 2006	-	-	-	-	-	3,649,122	3,649,122

BALANCE, JUNE 30, 2006	-	$-	31,097,500	$3,110	$450,016	$(336,875)	$116,251

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For The Period From May 28, 2003 (Inception) To June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,649,122	$-	$(336,875)
Net income (loss) from discontinued operations	3,678,952	(283,461)	(277,309)
Loss from continuing operations	(29,830)	(283,461)	(59,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
In-kind contribution	3,000	-	3,000
Increase (decrease) in accounts payable and accrued expenses	43,406	-	43,406
Increase in accrued royalty expenses	-	-	-
Discontinued operations, net	(81,846)	(240,456)	(50,412)
Net Cash Used In Operating Activities	(65,270)	(43,005)	(63,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	-
Loss of license rights	-	-	-
Net Cash Used In Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	-
Due to shareholder	-	-	-
Loans payable - related parties	63,572	-	63,572
Net Cash Provided By Financing Activities	63,572	-	63,572

NET (DECREASE) IN CASH	(1,698)	(43,005)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,698	48,102	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$5,097	$-

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$456	$456	$1,368

Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 from a related public company.

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company’s common stock was cancelled.

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2005.

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock with the original stockholders. Accordingly, all current and prior period amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations.

The financial statements for 2006 include the accounts of Odyssey Oil & Gas, Inc. (f/k/a Advanced Sports Technologies, Inc.) and CardioBioMedical Corporation (a development stage company) through the date of the sale of the assets on April 21, 2006. The financial statements for 2005 include the accounts of CardioBioMedical Corporation. All intercompany accounts during periods of consolidation have been eliminated.

Odyssey Oil & Gas, Inc. (f/k/a Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

As a result of the transactions referred to in Note 4(D), Centurion Gold Holdings, Inc., a related public company, owns approximately 64% of the Company.

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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

(C) Investment in Oil and Gas Leases

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development of wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of developing wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by property basis, are not considered to be realizable. Depletion, depreciation and amortization (“DD&A”) of capitalized costs of proved oil and gas properties is provided on a property- by property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, there were no common share equivalents outstanding.

NOTE 2 INVESTMENT IN OIL AND GAS LEASES

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company. During the three months ended June 30, 2006, an additional $58,229 was paid for the Company’s share of oil well development costs (See Note 3).

NOTE 3 LOANS PAYABLE - RELATED PARTIES

During the three months ended June 30, 2006, an affiliated party advanced the Company an additional $58,229 and a third party advanced an additional $11,151 for operating and oil well development expenses. The advances are non-interest bearing, unsecured and due on demand.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY

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

During 2005, the Company issued 11,097,500 shares of common stock to the stockholders of Advanced Sports upon completion of the merger with CardioBioMedical Corporation.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

(C) In-Kind Contribution

During 2006, the Company recorded additional paid-in capital of $6,000 for the fair value of rent.

During 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent.

(D) Other

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company’s common stock was cancelled.

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company.

NOTE 5 RELATED PARTY TRANSACTIONS

See Notes 2, 3 and 4(D).

NOTE 6 DISCONTINUED OPERATIONS

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock to the original stockholders. Accordingly, all current and prior period amounts relating to the operations of CardioBioMedical Corporation have been reclassified to conform to this presentation. The loss from discontinued operations was equal to operating expenses.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a working capital deficiency of $106,978 and an accumulated deficit of $336,875 as of June 30, 2006 and a negative cash flow from operations of $65,270 for the six months ended June 30, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 21, 2006, the Company acquired a 10% working interest in certain gas and oil leases in Texas. The Company’s portion of the capital requirement to finish the well was $58,229. This capital requirement was funded by an affiliated party (Note 3). Management anticipates the well will produce cash flow in the third quarter of 2006 sufficient to ensure the Company will continue as a going concern.

NOTE 8 SUBSEQUENT EVENT

During June 2006, an affiliate advanced the Company $58,229. The advance is non-interest bearing, unsecured and due on demand.

During June and August 2006, unrelated third parties loaned the Company at total of $26,674. The loans are non-interest bearing, unsecured and due on demand.

FORWARD-LOOKING STATEMENTS

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

Overview

The Company was formed in Florida in August 2001 with the plan of becoming a direct marketing company that developed and marketed premium-quality, premium-priced, branded fitness and exercise equipment to the home fitness equipment market. Our original business plan included marketing products directly to consumers through a variety of direct marketing channels.

As an initial step, the Company licensed the rights to a portable gym subject to patent protection in the United States, which was eligible to be marketed under the trademark Better Buns. It was the Company's intention for this product to be its first direct-marketed product. The Company was unsuccessful in its attempts to raise funding to pursue this goal and in May 2005, received notice that it was in breach of its license agreement for the Better Buns product and that the license was being terminated. To date, the Company has not generated any revenues through the sale of the Better Buns product or otherwise, and has not engaged in any marketing activities due to limited funds and resources.

In September 2005, the Company changed focus in connection with the merger of a wholly-owned subsidiary of the Company and CardioBioMedical Corporation (“CBM”), a Delaware corporation. The subsidiary merged with and into CBM, with CBM as the surviving corporation, which then became a subsidiary of the Company. The consideration for the merger consisted of 22,077,509 shares of the Company common stock, $.0001 par value, payable on a one-for-one basis to the consenting shareholders of CBM and a warrant, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of the Company’s common stock at a purchase price of $.01 per share, payable to the sole warrant holder of CBM in exchange for an equivalent CBM warrant. The new objective of the Company was to establish a medical device, called the Cardio Spectrum Diagnostic System (“CSD”), as the standard of care for the detection of early-stage ischemic heart disease. The Company’s strategy consisted of attempting to (i) obtain insurance reimbursement for performance of the diagnostic test, (ii) establish the device with cardiologists and finally (iii) gain acceptance and use by other physician specialties and hospitals. The Company was unsuccessful in its attempts to obtain insurance reimbursement and market CSD.

On April 21, 2006, our Board of Directors authorized the purchase (the "Purchase") of a ten percent (10%) working interest in an oil exploration project in the BBB Area, Wharton, Texas from Centurion Gold Holdings, Inc., a related public company. Presently, the business operations of BBB Area constitute all of the business operations of the Company. As a result of the Purchase, the Company disposed of CBM and returned to treasury 22,077,509 shares of the issued and outstanding common stock and canceled the warrant to purchase 6,500,000 shares of the Company's common stock at a purchase price of $.01 per share.

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

Recent Developments

On April 21, 2006, our Board of Directors authorized the purchase (the "Purchase") of a ten percent (10%) working interest an oil exploration project in the BBB Area, Wharton, Texas (the “Working Interest”) from Centurion Gold Holdings, Inc., a related public company (“Centurion”). As a result of the Purchase, the Company disposed of CBM and returned to treasury 22,077,509 shares of the issued and outstanding common stock and canceled a warrant to purchase 6,500,000 shares of the Company's common stock at a purchase price of $.01 per share.

The sellers of the Working Interest received an aggregate of 20,000,000 restricted shares of the common stock of the Company, leaving a total of 31,097,500 shares of common stock issued and outstanding immediately following the Purchase and the subsequent disposition of CBM.

Immediately prior to the Purchase, the former member of the Company’s Board of Directors resigned and Arthur V. Johnson was appointed to the Board and to serve as President and Secretary.

On April 20, 2006, in connection with the Purchase, the Company changed its name from Advanced Sports Technologies, Inc. (“AST”) to Odyssey Oil & Gas, Inc. The Company also increased its authorized shares to two hundred and seventy million (270,000,000) shares of stock, consisting of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On April 21, 2006, a change in control occurred as a result of the Purchase, as set forth in the Stock Purchase Agreement dated April 21, 2006 between the Company and the owners of the Working Interest, a copy which has been filed with the Form 8-K/A dated May 1, 2006. Centurion now owns approximately 64% of the Company.

On June 8, 2006, an affiliated party advanced the Company an additional $58,229 and a third party advanced an additional $11,151 for operating and oil well development expenses. Such loans are non-interest bearing, unsecured and due on demand.

On August 8, 2006, Global Investment Group, Inc., an unrelated third party, loaned the Company an additional $15,522.68, of which $12,522.68 was received and used to pay current payables. Such loan is non-interest bearing, unsecured and due on demand.

Plan of Operations

The Company has not generated any revenues from operations since its inception. The Company initially intended to generate revenue through the licensing and sale of a portable patented gym product, but the license to such product was terminated due to the Company’s failure to make minimum royalty payments. Through April 7, 2006, the Company had not been successful in raising capital for the development, marketing or sale of any other products. The Company then adopted a new strategy through the merger with CBM, however, the Company was unsuccessful in obtaining insurance reimbursement for, and marketing CBM’s medical device, so CBM was disposed of.

Having been unsuccessful at raising sufficient capital to implement the new strategy, the Company was forced to seek opportunities outside of its new corporate focus by purchasing the Working Interest. Presently, all of the business operations of the Company consist solely of its ownership of the Working Interest and the Company intends to devote its energy to the exploration and exploitation of the well in the BBB Area. In order to complete the well for production, the Company paid approximately $59,000 for its share of the costs of the Working Interest. It was able to raise this amount from a related party and the payments were made in the second quarter of 2006. Currently, the Company is waiting for a time slot to link the well into the grid and to start production. This time slot has been slated for the third quarter of 2006, at which time the Company believes that the well will start generating revenues. A third party also advanced the Company $11,151 for operating and oil well development expenses. Future activities will be dependent upon the Company’s ability to raise additional funds. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management anticipates that the well in the BBB Area will produce cash flow in the third quarter of 2006 sufficient to ensure that the Company will be able to continue as a going concern.

Off-Balance Sheet Arrangements

Neither the Company nor its subsidiary is a party to any off-balance sheet arrangements.

Description of Property

The Company does not own any real property other than its Working Interest in the BBB Area.

The current location of the Company is 5005 Riverway, Suite 440, Houston, Texas 77056.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the second quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10QSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2006, as a result of the acquisition of the 10% working interest in the BBB Area, the Company issued an aggregate of 20,000,000 shares of common stock to Centurion Gold Holdings, Inc. for $165,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

In April 2006, the Company solicited consents from its shareholders regarding (i) changing the Company's name from Advanced Sport Technologies, Inc. to Odyssey Oil & Gas , Inc. and (ii) increasing the number of authorized shares of the Company to two hundred and seventy million (270,000,000). The change of name and the increase in the authorized capital was approved by a majority of the Company's outstanding shares, and the necessary documentation was submitted to the state of Florida on April 24, 2006.

Item 5. Other Information

None.

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

b)  Reports on Form 8-K:

On April 26, 2006, the Company filed a Current Report on Form 8-K, reporting that, on April 21, 2006, the Company authorized the purchase of a ten percent working interest in an oil exploration project in the BBB Area, Wharton, Texas (the “Acquisition”). The Company also reported that the former member of the Company’s Board of Directors resigned immediately prior to the Acquisition and Arthur V. Johnson was appointed to the Board and to serve as President and Secretary. Additionally, the Company reported that, as a result of the Acquisition, the Company disposed of CardioBioMedical Corporation and will return to treasury 22,077,509 shares of the Company’s issued and outstanding common stock and will cancel a warrant, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of the Company’s common stock at a price of $.01 per share. In addition, the Company reported that, in connection with the Acquisition, the Company changed its name from Advanced Sports Technologies, Inc. to Odyssey Oil & Gas, Inc. and increased the authorized capital to 270,000,000 shares, consisting of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & GAS, INC
Date: August 18, 2006
By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President and Director