Form 10KSB/A
period 2006-03-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-11-08
CIK 1160798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 AMENDMENT NO. 3

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

                ADVANCED SPORTS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For The Period
                                                                                         From
                                                 For The Year      For The Year      May 28, 2003
                                                    Ended             Ended         (Inception) To
                                                 December 31,      December 31,      December 31,
                                                     2005              2004              2005
                                                  (Restated)                          (Restated)
                                                --------------    --------------    --------------
OPERATING EXPENSES
  General and administrative                           175,406            30,620           941,738
  Depreciation and amortization                        101,039           132,039           296,780
  Royalties                                            150,000           187,813           353,438
  Professional fees                                    136,338           138,023         1,184,360
  Research and development                              49,728            64,740           126,969
  Loss on termination of license                     1,065,729                --         1,065,729
                                                --------------    --------------    --------------
        Total Operating Expenses                     1,678,240           553,235         3,969,014
                                                --------------    --------------    --------------

NET LOSS FROM CONTINUING OPERATIONS                 (1,678,240)         (553,235)       (3,969,014)

OTHER INCOME AND (EXPENSE)
  Interest income                                          111             2,488             2,789
  Interest expense                                      (2,195)               --            (2,195)
  Impairment of equipment                              (16,200)               --           (16,200)
                                                --------------    --------------    --------------
        Total Other Income and (Expense)               (18,284)            2,488           (15,606)
                                                --------------    --------------    --------------

LOSS FROM OPERATIONS                                (1,696,524)         (550,747)       (3,984,620)

Provision for Income Taxes                                (465)             (456)           (1,377)
                                                --------------    --------------    --------------

NET LOSS                                        $   (1,696,989)   $     (551,203)   $   (3,985,997)
                                                ==============    ==============    ==============

Net loss per share - basic and diluted          $         (.05)   $         (.02)   $         (.14)
                                                ==============    ==============    ==============

Weighted average number of shares outstanding
  during the period - basic and diluted             33,192,995        33,398,662        28,110,792
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

            A non-transferable warrant for 6,500,000 common shares at $.01 per share was issued as part of the merger. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrant was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years. Because of the inability of the Company to raise capital impaired our ability to realize the future non-exclusive right, the Company recognized an impairment of $141,308.

            Licenses at December 31, 2005 were as follows:

              Exclusive license                                   $   1,750,000
              Less - accumulated depreciation                          (279,891)
                   - shares cancelled related to license rights        (495,000)
                   - royalty settlement                                 (50,688)
                   - loss or termination                               (924,421)
                                                                  -------------
                                                                  $          --
                                                                  =============


              Non-exclusive license                               $     143,238
              Less - accumulated depreciation                            (1,930)
                   - impairment                                        (141,308)
                                                                  -------------
                                                                  $          --
                                                                  =============

            During the years ended December 31, 2005 and 2004 and the period from May 28, 2003 to December 31, 2005, the Company recorded
            amortization   expense   of   $88,983,    $127,272,   and   $216,255
            respectively. During 2005, the Company recognized a loss on the license agreements of $1,065,729.

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