Form 10QSB/A
period 2006-03-31
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-11-09
CIK 1160798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

                                  FORM 10-QSB/A



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

            (C) In-kind Contribution

            During 2006, the Company recorded additional paid-in capital of $3,000 for the fair value of rent contributed to the Company by its president.

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

            From inception, the Company recorded additional paid-in capital of $15,000 for the fair value of rent contributed to the Company by its president.

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

            On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for
            22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company's common stock was cancelled based on the value of the assets and liabilities on the date of the exchange.

            On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in gas and oil leases in Texas for $165,000 from Centurian Gold Holdings, Inc., a related public company. The investment was recorded at historical cost equal to the amount recorded by Centurian Gold Holdings, Inc. The investment is being accounted for under the cost method of accounting.

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