Form 10QSB/A
period 2006-06-30
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-11-09
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1
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

(C) In-Kind Contribution

During 2006, the Company recorded additional paid-in capital of $6,000 for the fair value of rent contributed to the Company by its president.

During 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

(D) Other

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company’s common stock was cancelled based on the value of the asseets and liabilities on the date of exchange.

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company (see Note 2).

NOTE 5 RELATED PARTY TRANSACTIONS

See Notes 2, 3 and 4.

NOTE 6 DISCONTINUED OPERATIONS

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock to the original stockholders. Accordingly, all current and prior period amounts relating to the operations of CardioBioMedical Corporation have been reclassified to conform to this presentation. The loss from discontinued operations was equal to operating expenses. The gain on disposal of discontinued operations was computed as follows:

Current assets	$—
Property and equipment	—
Current liabilities	321,087
Long-term liabilities	210,000
Accumulated deficit of subsidiary	3,218,365
Gain on disposal of discontinued operations	$3,749,452

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