Form 10QSB
period 2006-09-30
ADVANCED SPORTS TECHNOLOGIES INC
filed 2006-11-14
CIK 1160798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2006

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file Number 333-106299

                            ODYSSEY OIL AND GAS, INC
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                       ADVANCED SPORTS TECHNOLOGIES, INC.
                           (Former Name of Registrant)

                 FLORIDA                              65-1139235
                 -------                              ----------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of September 30, 2006 was 31,097,500 shares.

PART I - FINANCIAL INFORMATION
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Condensed Notes - Quarter Ended
          September 30, 2006
Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

                          ODYSSEY OIL & GAS, INC, INC.,
                           a Development Stage Company

PAGE  4   CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE  5   CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
          ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES 6 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES 8 CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES 10  NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                            Odyssey Oil & Gas, Inc.
                         (A Development stage company)
                            Condensed Balance Sheet
                            As of september 30, 2006
                                  (unaudited)

                                     ASSETS
Investment in Oil and Gas Leases                                      $ 223,229
                                                                      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                    $  40,657
  Loans payable and accrued interest - related parties                   80,044
                                                                      ---------
    Total Current Liabilities                                           120,701
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
    none issued and outstanding                                              --
  Common stock, $0.0001 par value, 250,000,000 shares authorized,
    31,097,500 shares issued and outstanding                              3,110
  Additional paid-in capital                                            453,016
  Accumulated deficit during development stage                         (353,598)
                                                                      ---------
    Total Stockholders' Equity                                          102,528
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 223,229
                                                                      =========



     See accompanying notes to condensed consolidated financial statements

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 For The Period
                                                For the Three   For the Three    For the Nine    For the Nine      From May 28,
                                                 Months Ended    Months Ended    Months Ended    Months Ended   2003 (Inception)
                                                September 30,   September 30,   September 30,   September 30,   To September 30,
                                                     2006            2005            2006            2005              2006
                                                -------------   -------------   -------------   -------------   ----------------
OPERATING EXPENSES
  General and administrative                     $     6,880     $        --     $    17,007              --      $    20,266
  Professional fees                                    6,500              --          25,234              --           52,305
                                                 -----------     -----------     -----------     -----------      -----------
    Total Operating Expenses                          13,380              --          42,241              --           72,571
                                                 -----------     -----------     -----------     -----------      -----------
LOSS FROM CONTINUING OPERATIONS                      (13,380)             --         (42,241)             --          (72,571)
OTHER INCOME (EXPENSE)
  Interest income                                         --              --              --              --            2,789
  Interest expense                                    (3,343)             --          (4,312)             --           (6,507)
                                                 -----------     -----------     -----------     -----------      -----------
    Total Other Expense                               (3,343)             --          (4,312)             --           (3,718)
                                                 -----------     -----------     -----------     -----------      -----------
LOSS BEFORE DISCONTINUED OPERATIONS AND
  INCOME TAXES                                       (16,723)             --         (46,553)             --          (76,289)
Provision for Income Taxes                                --              --              --              --               --
                                                 -----------     -----------     -----------     -----------      -----------
LOSS BEFORE DISCONTINUED OPERATIONS                  (16,723)             --         (46,553)             --          (76,289)
DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss from discontinued operations                       --      (1,214,006)        (70,500)     (1,497,467)      (4,026,761)
  Gain on disposal of discontinued operations             --              --       3,749,452              --        3,749,452
                                                 -----------     -----------     -----------     -----------      -----------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                  --      (1,214,006)      3,678,952      (1,497,467)        (277,309)
                                                 -----------     -----------     -----------     -----------      -----------
NET INCOME (LOSS)                                $   (16,723)    $(1,214,006)    $ 3,632,399     $(1,497,467)     $  (353,598)
                                                 ===========     ===========     ===========     ===========      ===========
INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
  Income (Loss) from continuing operations       $        --     $        --     $        --     $        --      $        --
  Income (Loss) from discontinued operations              --            (.05)           0.12           (0.07)           (0.01)
                                                 -----------     -----------     -----------     -----------      -----------
 Net Income (loss) per share - basic and diluted $        --     $      (.05)    $      0.12     $     (0.07)     $     (0.01)
                                                 ===========     ===========     ===========     ===========      ===========
Weighted average number of shares outstanding
  during the period - basic and diluted           31,097,500      22,921,884      31,335,902      22,362,060       29,002,500
                                                 ===========     ===========     ===========     ===========      ===========


     See accompanying notes to condensed consolidated financial statements

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                                                       Deficit
                                                  Preferred Stock     Common Stock       Additional     During
                                                  ---------------  --------------------    Paid-In   Development
                                                   Shares  Amount     Shares     Amount    Capital      Stage        Total
                                                   ------  ------  -----------  -------  ----------  -----------  -----------
Common stock issued to founders for cash
  ($0.10 per share)                                   --     $--         2,500  $     1  $      249  $        --  $       250
Common stock issued for license
  ($0.10 per share)                                   --      --    16,500,000    1,650   1,648,350           --    1,650,000
Common stock issued to officer as compensation
  ($0.10 per share)                                   --      --     7,125,000      713     711,787           --      712,500
Common stock issued for cash ($0.10 per share)        --      --       800,000       80      79,920           --       80,000
Common stock issued for cash ($0.45 per share)        --      --       277,778       28     124,972           --      125,000
Common stock issued to consultant for services
  ($0.10 per share)                                   --      --     8,200,000      820     819,180           --      820,000
Net loss for the period from May 28, 2003
  (inception) to December 31, 2003                    --      --            --       --          --   (1,737,805)  (1,737,805)
                                                     ---     ---   -----------  -------  ----------  -----------  -----------
Balance, December 31, 2003                            --      --    32,905,278    3,292   3,384,458   (1,737,805)   1,649,945
Common stock issued for cash ($0.45 per share)        --      --       672,231       66     302,437           --      302,503
Net loss, 2004                                        --      --            --       --          --     (551,203)    (551,203)
                                                     ---     ---   -----------  -------  ----------  -----------  -----------
Balance, December 31, 2004                            --      --    33,577,509    3,358   3,686,895   (2,289,008)   1,401,245
Common stock cancelled related to license rights
  ($0.03 per share)                                   --      --   (16,500,000)  (1,650)   (493,350)          --     (495,000)


     See accompanying notes to condensed consolidated financial statements

                                                                                                       Accumulated
                                                                                                         Deficit
                                                  Preferred Stock       Common Stock       Additional     During
                                                  ---------------  ---------------------     Paid-In   Development
                                                   Shares  Amount     Shares      Amount     Capital      Stage        Total
                                                   ------  ------  ------------  -------  -----------  -----------  -----------
Common stock issued  to officer for services
  ($0.03 per share)                                   --      --      5,000,000      500      149,500           --      150,000
Shares issued in reverse merger                       --      --     11,097,500    1,110       (1,110)          --           --
In-kind contribution                                  --      --             --       --       12,000           --       12,000
Warrants issued for non- exclusive license            --      --             --       --      143,238           --      143,238
Net loss, 2005                                        --      --             --       --           --   (1,696,989)  (1,696,989)
                                                     ---     ---   ------------  -------  -----------  -----------  -----------
Balance, December 31, 2005                            --      --     33,175,009    3,318    3,497,173   (3,985,997)    (485,506)
In-kind contribution                                  --      --             --       --        9,000           --        9,000
Common stock cancelled in connection with
  exchange of ownership in CardioBioMedical
  Corporation to its original stockholders            --      --    (22,077,509)  (2,208)  (3,216,157)          --   (3,218,365)
Common stock issued to purchase investment in
  oil and gas leases ($.008 per share)                --      --     20,000,000    2,000      163,000           --      165,000
Net income during the nine months ended
  September 30, 2006                                  --      --             --       --           --    3,632,399    3,632,399
                                                     ---     ---   ------------  -------  -----------  -----------  -----------
BALANCE, SEPTEMBER 30, 2006                           --     $--   $ 31,097,500  $ 3,110  $   453,016  $  (353,598) $   102,528
                                                     ===     ===   ============  =======  ===========  ===========  ===========


     See accompanying notes to condensed consolidated financial statements

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Nine    For the Nine     For The Period
                                                    Months Ended    Months Ended    From May 28, 2003
                                                   September 30,   September 30,     (Inception) To
                                                        2006            2005       September 30, 2006
                                                   -------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 3,632,399     $        --        $(353,598)
  Net income (loss) from discontinued operations     (3,678,952)     (1,497,467)         277,309
                                                    -----------     -----------        ---------
  Loss from continuing operations                       (46,553)     (1,497,467)         (76,289)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Changes in operating assets and liabilities:
    In-kind contribution                                  6,000              --            6,000
    Increase in accounts payable and accrued
      expenses                                           40,658              --           40,658
    Increase in accrued interest on loans
      payable - related parties                           3,343              --            3,343
    Discontinued operations, net                        (81,847)      1,450,453          (50,413)
                                                    -----------     -----------        ---------
      Net Cash Used In Operating Activities             (78,399)        (47,014)         (76,701)
CASH FLOWS FROM INVESTING ACTIVITIES:                        --              --               --
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans payable - related parties                        76,701              --           76,701
                                                    -----------     -----------        ---------
      Net Cash Provided By Financing Activities          76,701              --           76,701
                                                    -----------     -----------        ---------
NET DECREASE IN CASH                                     (1,698)        (47,014)              --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,698          48,102               --
                                                    -----------     -----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $        --     $     1,088        $      --
                                                    ===========     ===========        =========


     See accompanying notes to condensed consolidated financial statements

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes   $456   $456   $1,368
                             ====   ====   ======
Cash paid for interest       $ --   $ --   $   --
                             ====   ====   ======

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

                            Odyssey Oil & Gas, Inc.
                         (A Development stage company)
                    Notes to Condensed Financial Statements
                            As of september 30, 2006
                                  (unaudited)

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

      It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

      Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is hereafter referred to as the "Company."

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

      (C) Investment in Oil and Gas Leases

      The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property- by property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis.

      (D) Loss Per Share

      Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2006 there were no common stock equivalents outstanding. As of September 30, 2005 there were 6,500,000 warrants outstanding. The assumed exercise of 6,500,000 warrants in 2005 was not included in the calculation of dilutive weighted average shares as the effect was anti-dilutive.

NOTE 2 INVESTMENT IN OIL AND GAS LEASES

      On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company. The investment was recorded at historical cost equal to the amount recorded by Centurion Gold Holdings, Inc. The investment is being accounted for under the cost method of accounting. During the nine months ended September 30, 2006, an additional $58,229 was paid for the Company's share of oil well development costs (See Note 3).

NOTE 3 LOANS PAYABLE - RELATED PARTIES

      During the nine months ended September 30, 2006, an affiliated party advanced the Company an additional $58,229 and a third party advanced an additional $18,472 for operating and oil well development expenses. The advances are unsecured, bear interest at 10% per annum and are due on demand. Loans payable - related parties include accrued interest of $3,343.

NOTE 4 STOCKHOLDERS' EQUITY

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

      (C) In-Kind Contribution

      During 2006, the Company recorded additional paid-in capital of $9,000 for the fair value of rent contributed to the Company by its president.

      During 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

      (D) Other

      On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company's common stock was cancelled based on the value of assets and liabilities on the date of exchange.

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

Current assets                                $       --
Property and equipment                                --
Current liabilities                              321,087
Long-term liabilities                            210,000
Accumulated deficit of subsidiary              3,218,365
                                              ----------
Gain on disposal of discontinued operations   $3,749,452
                                              ==========

NOTE 7 GOING CONCERN

      As reflected in the accompanying financial statements, the Company is in the development stage with a working capital deficiency of $120,701 and an accumulated deficit of $353,598 as of September 30, 2006 and a negative cash flow from operations of $78,399 for the nine months ended September 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      On April 21, 2006, the Company acquired a 10% working interest in certain gas and oil leases in Texas. The Company's portion of the capital requirement to finish the well was $58,229. This capital requirement was funded by an affiliated party (Note 3). Management anticipates the well will produce cash flow in the fourth quarter of 2006 sufficient to ensure the Company will continue as a going concern.

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

Item 2. Management Discussion and Analysis / Plan of Operation

Overview

The Company was formed in Florida in August 2001 with the plan of becoming a direct marketing company that developed and marketed premium-quality, premium-priced, branded fitness and exercise equipment to the home fitness equipment market. Our original business plan included marketing products directly to consumers through a variety of direct marketing channels.

As an initial step, the Company licensed the rights to a portable gym subject to patent protection in the United States, which was eligible to be marketed under the trademark Better Buns. It was the Company's intention for this product to be its first direct-marketed product. The Company was unsuccessful in its attempts to raise funding to pursue this goal and in May 2005, received notice that it was in breach of its license agreement for the Better Buns product and that the license was being terminated. Since inception to date, the Company has not generated any revenues through the sale of the Better Buns product or otherwise, and has not engaged in any marketing activities due to limited funds and resources.

In September 2005, the Company changed focus in connection with the Merger of a wholly-owned subsidiary of the Company and CardioBioMedical Corporation ("CBM"), a Delaware corporation. The subsidiary merged with and into CBM, with CBM as the surviving corporation which became a subsidiary of the Company. The consideration for the merger consisted of 22,077,509 shares of the Company common stock, $.0001 par value, payable on a one-for-one basis to the consenting shareholders of CBM and a warrant, exercisable beginning January 1, 2007 and ending December 31, 2014 to purchase 6,500,000 shares of the Company common stock at a purchase price of $.01 per share payable to the sole warrant holder of CBM in exchange for an equivalent CBM warrant. The new objective of the Company was to establish a medical device, the Cardio Spectrum Diagnostic System as the standard of care for the detection of early-stage ischemic heart disease. The Company's strategy consisted of attempting to (i) obtain insurance reimbursement for performance of the diagnostic test, (ii) establish the device with cardiologists and finally (iii) gain acceptance and use by other physician specialties and hospitals. The Company was unsuccessful in its attempts to obtain insurance reimbursement and marketing CSD.

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

Recent Developments

On April 21, 2006, our Board of Directors authorized the purchase (the "Purchase") of a ten percent (10%) working interest an oil exploration project in the BBB Area, Wharton, Texas (the "Working Interest") from Centurion Gold Holdings, Inc., a related public company ("Centurion"). As a result of the Purchase, the Company disposed of CBM and returned to treasury 22,077,509 shares of the issued and outstanding common stock and canceled a warrant to purchase 6,500,000 shares of the Company's common stock at a purchase price of $.01 per share.

The sellers of the Working Interest received an aggregate of 20,000,000 restricted shares of the common stock of the Company, leaving a total of 31,097,500 shares of common stock issued and outstanding immediately following the Purchase and the subsequent disposition of CBM.

Immediately prior to the Purchase, the former member of the Company's Board of Directors resigned and Arthur V. Johnson was appointed to the Board and to serve as President and Secretary.

On April 20, 2006, in connection with the Purchase, the Company changed its name from Advanced Sports Technologies, Inc. ("AST") to Odyssey Oil & Gas, Inc. The Company also increased its authorized shares to two hundred and seventy million (270,000,000) shares of stock, consisting of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock.

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

On August 8, 2006, Global Investment Group, Inc., an unrelated third party, loaned the Company an additional $15,522.68, of which $12,522.68 was received and used to pay current payables. Such loan is non-interest bearing.

During October 2006 Global Investment Group, Inc. an unrelated third party, loaned the Company an additional $1,506,207 to pay current payables. Such loan is non-interest bearing unsecured and due on demand.

Plan of Operations

The Company has not generated any revenues from operations since its inception. The Company initially intended to generate revenue through the licensing and sale of a portable patented gym product, but the license to such product was terminated due to the Company's failure to make minimum royalty payments. Through April 7, 2006, the Company had not been successful in raising capital for the development, marketing or sale of any other products. The Company then adopted a new strategy through the merger with CBM, however, the Company was unsuccessful in obtaining insurance reimbursement for, and marketing CBM's medical device, so CBM was disposed of.

Having been unsuccessful at raising sufficient capital to implement the new strategy, the Company was forced to seek opportunities outside of its new corporate focus by purchasing the Working Interest. Presently, all of the business operations of the Company consist solely of its ownership of the Working Interest and the Company intends to devote its energy to the exploration and exploitation of the well in the BBB Area. In order to complete the well for production, the Company paid approximately $59,000 for its share of the costs of the Working Interest. It was able to raise this amount from a related party and the payments were made in the second quarter of 2006. The Leslie #1 well has been linked up to the pipelines and gas started flowing on October 1, 2006. The first full month of production was October 2006. Management expects the first revenues to be paid to the Company during November 2006. Going forward the Company's business will be focused on the exploration and exploitation of the BBB Area. A third party also advanced the Company's $16,972 for operating and oil well development expenses. Future activities will be dependent upon the Company's ability to raise additional funds. Our auditors have raised substantial doubt about the Company's ability to continue as a going concern. Although no assurances can be given, management anticipates that the well in the BBB Area will produce cash flow in the third quarter of 2006 sufficient to ensure that the Company will be able to continue as a going concern. The Company does not have enough cash to continue for the next 12 months.

Off-Balance Sheet Arrangements

The Company is not a party to any off- balance sheet arrangements.

Description of Property

The Company does not own any real property other than its 10% interest in the BBB Area.

The current location of the Company is 5005 Riverway, Suite 440 Houston, TX
77056.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10QSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

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

b) Reports on Form 8-K

The Company has not filed any Current Reports on Form 8-K during the quarter ended September 2006

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & GAS, INC


By: /s/ Arthur Johnson
    ----------------------------
    Arthur Johnson
    Principal Executive Officer,
    President and Director