Form 10QSB/A
period 2006-06-30
Odyssey Oil & Gas, Inc.
filed 2006-12-28
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 2
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

NOTE 5 RELATED PARTY TRANSACTIONS

See Notes 2, 3 and 4.

NOTE 6 DISCONTINUED OPERATIONS

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock to the original stockholders with a fair value of $3,218,365. Accordingly, all current and prior period amounts relating to the operations of CardioBioMedical Corporation have been reclassified to conform to this presentation. The loss from discontinued operations was equal to operating expenses. The gain on disposal of discontinued operations was computed as follows:

Current assets	$—
Property and equipment	—
Current liabilities	321,087
Long-term liabilities	210,000
Fair value of stock exchanged	3,218,365
Gain on disposal of discontinued operations	$3,749,452

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