Form 10QSB/A
period 2006-06-30
Odyssey Oil & Gas, Inc.
filed 2007-02-16
CIK 1160798

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

INTRODUCTORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2006, which was originally filed on August 8, 2006 pursuant to comments received from the Securities and Exchange Commission relating to the valuation and classification of stock received in the disposal transaction with CARDIO BIO MEDICAL CORP. We have reclassified the gain recognized on the disposal of the discontinued operations to stockholders equity.

TABLE OF CONTENT

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

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Condensed Notes - Quarter Ended June 30, 2006

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 (RESTATED) AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006 (RESTATED) (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006 (RESTATED) (UNAUDITED)

PAGES	5 - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 (RESTATED) AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006 (RESTATED) (UNAUDITED)

PAGES	7 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

ODYSSEY OIL & GAS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2006 (Restated)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006 (Restated)	For the Six Months Ended June 30, 2005	For The Period From May 28, 2003 (Inception) To June 30, 2006 (Restated)

OPERATING EXPENSES
General and administrative	$10,127	$-	$10,127	-	$13,386
Professional fees	13,739	-	18,734	-	45,805
Total Operating Expenses	23,866	-	28,861	-	59,191

LOSS FROM CONTINUING OPERATIONS	(23,866)	-	(28,861)	-	(59,191)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	2,789
Interest expense	-	-	(969)	-	(3,164)
Total Other Expense	-	-	(969)	-	(375)

LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(23,866)	-	(29,830)	-	(59,566)

Provision for Income Taxes	-	-	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	(23,866)	-	(29,830)	-	(59,566)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	-	(159,418)	(70,500)	(283,461)	(4,026,761)

NET LOSS	$(23,866)	$(159,418)	$(100,330)	$(283,461)	$(4,086,327)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Loss from continuing operations	$-	$-	$-	$-	$-
Loss from discontinued operations	-	-	-	(0.01)	(0.14)

Net loss per share - basic and diluted	$-	$-	$-	$(0.01)	$(0.14)

Weighted average number of shares outstanding during the period - basic and diluted	31,576,925	33,577,509	32,371,552	33,577,509	28,820,175

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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to officer for services ($0.03 per share)	-	-	5,000,000	500	149,500	-	150,000

Shares issued in reverse merger	-	-	11,097,500	1,110	(1,110)	-	-

In-kind contribution	-	-	-	-	12,000	-	12,000

Warrants issued for non- exclusive license	-	-	-	-	143,238	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	(1,696,989)

Balance , December 31, 2005	-	-	33,175,009	3,318	3,497,173	(3,985,997)	(485,506)

In-kind contribution	-	-	-	-	6,000	-	6,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(22,077,509)	(2,208)	(3,216,157)	3,749,452	531,087

Common stock issued to purchase investment in oil and gas leases ($.008 per share)	-	-	20,000,000	2,000	163,000	-	165,000

Net income during the six months ended June 30, 2006	-	-	-	-	-	(100,330)	(100,330)

BALANCE, JUNE 30, 2006 (RESTATED)	-	$-	31,097,500	$3,110	$450,016	$(336,875)	$116,251

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2006 (Restated)	For the Six Months Ended June 30, 2005	For The Period From May 28, 2003 (Inception) To June 30, 2006 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,330)	$-	$(4,086,327)
Net loss from discontinued operations	(70,500)	(283,461)	(4,026,761)
Loss from continuing operations	(29,830)	(283,461)	(59,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
In-kind contribution	3,000	-	3,000
Increase (decrease) in accounts payable and accrued expenses	43,406	-	43,406
Cash flow from operating activities in continuing operations	16,576	-	(13,160)
Cash flow from operating activities in discontinued operations	(81,846)	(240,456)	(50,412)
Net Cash Used In Operating Activities	(65,270)	(43,005)	(63,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable - related parties	63,572	-	63,572
Net Cash Provided By Financing Activities	63,572	-	63,572

NET (DECREASE) IN CASH	(1,698)	(43,005)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,698	48,102	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$5,097	$-

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2006 (Restated)	For the Six Months Ended June 30, 2005	For The Period From May 28, 2003 (Inception) To June 30, 2006 (Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$456	$456	$1,368

Cash paid for interest	$-	$-	$-

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

Odyssey Oil & Gas, Inc. (f/k/a Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

As a result of the transactions referred to in Note 5(D), Centurion Gold Holdings, Inc., a related public company, owns approximately 64% of the Company.

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

NOTE 2 RESTATEMENT

The financial statements have been restated to correct an error related to the gain recognized on the disposal of the CardioBioMedical Corporation subsidiary.

The following table presents the effect of changes in the statements of operations and cash flows caused by the restatement:

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

Statement of Operations:	For the Three Months Ended June 30, 2006			For the Six Months Ended June 30, 2006
	As Originally Reported	As Restated for Correction of Errors	As Restated	As Originally Reported	As Restated for Correction of Errors	As Restated

Loss from continuing operations	$(23,866)	$-	$(23,866)	$(29,830)	$-	$(29,830)
Income (loss) from discontinued operations, net of taxes	3,749,452	(3,749,452)	-	3,678,952	(3,749,452)	(70,500)
Net income (loss)	3,725,586	(3,749,452)	(23,866)	3,649,122	(3,749,452)	(100,330)
Basic and diluted net earnings (loss) per common share:
Continuing operations	-	-	-	-	-	-
Discontinued operations	0.12	(0.12)	-	0.11	(0.11)	-

Total	$0.12	$(0.12)	$-	$0.11	$(0.11)	$-

Statement of Cash Flows:	For the Six Months Ended June 30, 2006
	As Originally Reported	As Restated for Correction of Errors	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,649,122	$(3,749,452)	$(100,330)
Net income (loss) from discontinued operations	3,678,952	(3,749,452)	(70,500)
Loss from continuing operations	(29,830)	-	(29,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
In-kind contribution	3,000	-	3,000
Increase in accounts payable and accrued expenses	43,406	-	43,406
Cash flow from operating activities in continuing operations	16,576	-	16,576
Cash flow from operating activities in discontinued operations	(81,846)	-	(81,846)
Net Cash Used In Operating Activities	(65,270)	-	(65,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable - related parties	63,572	-	63,572
Net Cash Provided By Financing Activities	63,572	-	63,572

NET DECREASE IN CASH	(1,698)	-	(1,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,698	-	1,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 3 INVESTMENT IN OIL AND GAS LEASES

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company. The investment was recorded at historical cost equal to the amount recorded by Centurion Gold Holdings, Inc. The investment is being accounted for under the cost method of accounting. During the three months ended June 30, 2006, an additional $58,229 was paid for the Company’s share of oil well development costs (See Note 4).

NOTE 4 LOANS PAYABLE - RELATED PARTIES

During the three months ended June 30, 2006, an affiliated party advanced the Company an additional $58,229 and a third party advanced an additional $11,151 for operating and oil well development expenses. The advances are non-interest bearing, unsecured and due on demand.

NOTE 5 STOCKHOLDERS’ EQUITY

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

(D) Other

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company’s common stock was cancelled based on the net book value of the assets and liabilities on the date of exchange.

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company (See Note 3).

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

NOTE 6 RELATED PARTY TRANSACTIONS

See Notes 3, 4 and 5(C) and (D).

NOTE 7 DISCONTINUED OPERATIONS

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock to the original stockholders. Accordingly, all current and prior period amounts relating to the operations of CardioBioMedical Corporation have been reclassified to conform to this presentation. The net book value of assets and liabilities of CardioBioMedical Corporation was recorded as a distribution on the date of exchange. The loss from discontinued operations was equal to operating expenses of CardioBioMedical Corporation for the period January 1, 2006 to April 21, 2006, the date of exchange.

NOTE 8 GOING CONCERN

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

NOTE 9 SUBSEQUENT EVENT

During August 2006, unrelated third parties loaned the Company at total of $11,151. The loans are non-interest bearing, unsecured and due on demand.

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