Form 10QSB/A
period 2006-09-30
Odyssey Oil & Gas, Inc.
filed 2007-02-16
CIK 1160798

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

                                INTRODUCTORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2006, which was originally filed on November 14, 2006 pursuant to comments received from the Securities and Exchange Commission relating to the valuation and classification of stock received in the disposal transaction with CARDIO BIO MEDICAL CORP. We have reclassified the gain recognized on the disposal of the discontinued operations to stockholders equity.

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

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE                1        CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE                2        CONDENSED  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER 30,
                             2006  (RESTATED)  AND  2005  AND FOR THE  PERIOD  FROM  MAY 28,  2003  (INCEPTION)  TO
                             SEPTEMBER 30, 2006 (RESTATED) (UNAUDITED)

PAGES             3 - 4      CONDENSED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  FOR THE  PERIOD  FROM  MAY  28,  2003
                             (INCEPTION) TO SEPTEMBER 30, 2006 (RESTATED) (UNAUDITED)

PAGES             5 - 6      CONDENSED  STATEMENTS  OF CASH FLOWS FOR THE NINE  MONTHS  ENDED  SEPTEMBER  30,  2006
                             (RESTATED) AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003  (INCEPTION) TO SEPTEMBER 30,
                             2006 (RESTATED) (UNAUDITED)

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

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the Three      For the Three    For the Nine    For the Nine   For The Period From
                                               Months Ended                       Months Ended                        May 28, 2003
                                               September 30,      Months Ended    September 30,     Months Ended     (Inception) To
                                                   2006           September 30,       2006         September 30,  September 30, 2006
                                               (Restated)             2005         (Restated)            2005         (Restated)
                                              ------------    -----------------   ------------    -----------------  ------------
OPERATING EXPENSES
  General and administrative                  $      6,880    $            --     $     17,007                 --    $     20,266
  Professional fees                                  6,500                 --           25,234                 --          52,305
                                              ------------    -----------------   ------------    -----------------  ------------
        Total Operating Expenses                    13,380                 --           42,241                 --          72,571
                                              ------------    -----------------   ------------    -----------------  ------------

LOSS FROM CONTINUING OPERATIONS                    (13,380)                --          (42,241)                --         (72,571)

OTHER INCOME (EXPENSE)
  Interest income                                     --                   --             --                   --           2,789
  Interest expense                                  (3,343)                --           (4,312)                --          (6,507)
                                              ------------    -----------------   ------------    -----------------  ------------
        Total Other Expense                         (3,343)                --           (4,312)                --          (3,718)
                                              ------------    -----------------   ------------    -----------------  ------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND INCOME TAXES                                 (16,723)                --          (46,553)                --         (76,289)

 Provision for Income Taxes                           --                   --             --                   --            --
                                              ------------    -----------------   ------------    -----------------  ------------

LOSS BEFORE DISCONTINUED OPERATIONS                (16,723)                --          (46,553)                --         (76,289)

DISCONTINUED OPERATIONS
  Loss from discontinued operations,
  net of taxes                                        --             (1,214,006)       (70,500)          (1,497,467)   (4,026,761)
                                              ------------    -----------------   ------------    -----------------  ------------

NET LOSS                                      $    (16,723)   $      (1,214,006)  $   (117,053)   $      (1,497,467) $ (4,103,050)
                                              ============    =================   ============    =================  ============

 LOSS PER COMMON SHARE - BASIC AND DILUTED
  Loss from continuing operations             $       --      $            --     $       --      $            --    $       --
  Loss from discontinued operations                   --                   (.05)          --                  (0.07)        (0.14)
                                              ------------    -----------------   ------------    -----------------  ------------

 Net loss per share - basic and diluted       $       --      $            (.05)  $       --      $           (0.07) $      (0.14)
                                              ============    =================   ============    =================  ============

Weighted average number of shares outstanding
  during the period - basic and diluted         31,097,500           22,921,884     31,942,201           22,362,060    29,002,500
                                              ============    =================   ============    =================  ============

            See accompanying notes to condensed financial statements.

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                    Preferred Stock                    Common Stock


                                                                Shares           Amount           Shares            Amount
                                                              ------------     -----------    ----------------    ------------
Common stock issued to founders for cash ($0.10 per
 share)                                                             -       $       -                  2,500   $           1

Common stock issued for license ($0.10 per share)                   -               -             16,500,000           1,650

Common stock issued to officer as compensation ($0.10
 per share)                                                         -               -              7,125,000             713

Common stock issued for cash ($0.10 per share)                      -               -                800,000              80

Common stock issued for cash ($0.45 per share)                      -               -                277,778              28

Common stock issued to consultant for services ($0.10
 per share)                                                         -               -              8,200,000             820

Net loss for the period from May 28, 2003 (inception) to
 December 31, 2003                                                  -               -                   -               -
                                                              ------------     -----------    ----------------    ------------

Balance, December 31, 2003                                          -               -             32,905,278           3,292

Common stock issued for cash ($0.45 per share)                      -               -                672,231              66

Net loss, 2004                                                      -               -                   -               -
                                                              ------------     -----------    ----------------    ------------

Balance, December 31, 2004                                          -               -             33,577,509           3,358

Common stock cancelled related to license rights
 ($0.03 per share)                                                  -               -            (16,500,000)         (1,650)


                                                                   Additional          Accumulated
                                                                                     Deficit During
                                                                    Paid-In            Development
                                                                    Capital               Stage               Total
                                                                 ---------------    ------------------    --------------


Common stock issued to founders for cash ($0.10 per           $            249   $              -      $           250
 share)
                                                                     1,648,350                  -            1,650,000
Common stock issued for license ($0.10 per share)

Common stock issued to officer as compensation ($0.10                  711,787                  -              712,500
 per share)
                                                                        79,920                  -               80,000
Common stock issued for cash ($0.10 per share)
                                                                       124,972                  -              125,000
Common stock issued for cash ($0.45 per share)

Common stock issued to consultant for services ($0.10                  819,180                  -              820,000
 per share)

Net loss for the period from May 28, 2003 (inception) to                  -               (1,737,805)       (1,737,805)
 December 31, 2003                                               ---------------    ------------------    --------------

                                                                     3,384,458            (1,737,805)        1,649,945
Balance, December 31, 2003
                                                                       302,437                  -              302,503
Common stock issued for cash ($0.45 per share)
                                                                          -                 (551,203)         (551,203)
Net loss, 2004                                                   ---------------    ------------------    --------------

                                                                     3,686,895            (2,289,008)        1,401,245
Balance, December 31, 2004

Common stock cancelled related to license rights                      (493,350)                 -             (495,000)
 ($0.03 per share)

            See accompanying notes to condensed financial statements.

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                                                    Preferred Stock                    Common Stock
                                                                Shares           Amount           Shares            Amount
                                                              ------------     -----------    ----------------    ------------

Common stock issued  to officer for services
 ($0.03 per share)                                                  -               -              5,000,000             500

Shares issued in reverse merger                                     -               -             11,097,500           1,110

In-kind contribution                                                -               -                   -               -

Warrants issued for non- exclusive license                          -               -                   -               -

Net loss, 2005                                                      -               -                   -               -
                                                              ------------     -----------    ----------------    ------------

Balance , December 31, 2005                                         -               -             33,175,009           3,318

In-kind contribution                                                -               -                   -               -

Common stock cancelled in connection with exchange of
 ownership in CardioBioMedical Corporation to its
 original stockholders                                              -               -            (22,077,509)         (2,208)

Common stock issued to purchase investment in oil and
 gas leases ($.008 per share)                                       -               -             20,000,000           2,000

Net loss during the nine months ended September 30, 2006            -               -                   -               -
                                                              ------------     -----------    ----------------    ------------

BALANCE, SEPTEMBER 30, 2006 (RESTATED)                              -       $       -             31,097,500   $       3,110
--------------------------------------
                                                              ============     ===========    ================    ============



                                                                                       Accumulated
                                                                   Additional        Deficit During
                                                                    Paid-In            Development
                                                                    Capital               Stage               Total
                                                                 ---------------    ------------------    --------------


Common stock issued  to officer for services                           149,500                  -              150,000
 ($0.03 per share)
                                                                        (1,110)                 -                 -
Shares issued in reverse merger
                                                                        12,000                  -               12,000
In-kind contribution
                                                                       143,238                  -              143,238
Warrants issued for non- exclusive license
                                                                          -               (1,696,989)       (1,696,989)
Net loss, 2005                                                   ---------------    ------------------    --------------

                                                                     3,497,173            (3,985,997)         (485,506)
Balance , December 31, 2005
                                                                         9,000                  -                9,000
In-kind contribution

Common stock cancelled in connection with exchange of
 ownership in CardioBioMedical Corporation to its                   (3,216,157)            3,749,452           531,087
 original stockholders

Common stock issued to purchase investment in oil and                  163,000                  -              165,000
 gas leases ($.008 per share)
                                                                          -                 (117,053)         (117,053)
Net loss during the nine months ended September 30, 2006         ---------------    ------------------    --------------

                                                              $        453,016   $          (353,598)  $        102,528
BALANCE, SEPTEMBER 30, 2006 (RESTATED)
--------------------------------------                           ===============    ==================    ==============

            See accompanying notes to condensed financial statements.

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          For The Period
                                                                                                               From
                                                                        For the Nine       For the Nine     May 28, 2003
                                                                         Months Ended      Months Ended    (Inception) To
                                                                        September 30,      September 30,  September 30, 2006
                                                                       2006 (Restated)         2005          (Restated)
                                                                        -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $  (117,053)      $      --         $(4,103,050)
  Net loss from discontinued operations                                     (70,500)       (1,497,467)       (4,026,761)
                                                                        -----------       -----------       -----------
  Loss from continuing operations                                           (46,553)       (1,497,467)          (76,289)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in operating assets and liabilities:
   In-kind contribution                                                       6,000              --               6,000
   Increase in accounts payable and accrued expenses                         40,658              --              40,658
   Increase in accrued interest on loans payable - related parties            3,343              --               3,343
                                                                        -----------       -----------       -----------
   Cash flow from operating activities in continuing operations               3,448              --             (26,288)
   Cash flow from operating activities in discontinued operations           (81,847)        1,450,453           (50,413)
                                                                        -----------       -----------       -----------
         Net Cash Used In Operating Activities                              (78,399)          (47,014)          (76,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans payable - related parties                                            76,701              --              76,701
                                                                        -----------       -----------       -----------
         Net Cash Provided By Financing Activities                           76,701              --              76,701
                                                                        -----------       -----------       -----------

NET DECREASE IN CASH                                                         (1,698)          (47,014)             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,698            48,102              --
                                                                        -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      --         $     1,088       $      --
                                                                        ===========       ===========       ===========

            See accompanying notes to condensed financial statements.

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine            For the Nine      For The Period
                                                                                                         From
                                                                                                     May 28, 2003
                                                          Months Ended             Months Ended      (Inception) To
                                                          September 30,            September 30,  September 30, 2006
                                                         2006 (Restated)               2005            (Restated)
                                                       ------------------       ------------------  ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                             $               456      $               456      $1,368
                                                       ===================      ===================      ======

Cash paid for interest                                 $              --        $              --        $ --
                                                       ===================      ===================      ======

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

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)



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

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

       (D) Loss Per Share

       Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2006, there were no common stock equivalents outstanding. As of September 30, 2005, the assumed exercise of 6,500,000 warrants was anti-dilutive and not included in the computation of dilutive loss per share.

NOTE 2 RESTATEMENT

       The financial statements have been restated to correct an error related to the gain recognized on the disposal of the CardioBioMedical Corporation subsidiary.

       The following table presents the effect of changes in the statements of operations and cash flows caused by the restatement:

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

Statement of Operations:                          For the Three Months                          For the Nine Months
                                                 Ended September 30, 2006                     Ended September 30, 2006
                                                           As
                                                        Restated                                      As Restated
                                             As           for                              As             for
                                         Originally    Correction          As          Originally      Correction           As
                                          Reported      of Errors       Restated        Reported        of Errors        Restated
                                        -----------     ----------    -----------     -----------     -------------     -----------

Loss from continuing operations         $   (16,723)    $     --      $   (16,723)    $   (46,553)    $        --       $   (46,553)
Income (loss) from discontinued
 operations, net of taxes                      --             --             --         3,678,952        (3,749,452)        (70,500)
Net loss                                    (16,723)          --          (16,723)      3,632,399        (3,749,452)       (117,053)
Basic and diluted net earnings (loss)
 per common share:
 Continuing operations                         --             --             --              --                --              --
 Discontinued operations                       --             --             --              0.12                (0.12)        --
                                        -----------     ----------    -----------     -----------     -------------     -----------

Total                                          --             --             --              0.12                (0.12)        --
                                        ===========     ==========    ===========     ===========     =============     ===========

Statement of Cash Flows:                                                                 For the Nine Months
------------------------
                                                                                       Ended September 30, 2006
                                                                                              As Restated
                                                                                    As            for
                                                                                Originally    Correction
                                                                                 Reported      of Errors     As Restated
                                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $ 3,632,399    $(3,749,452)   $  (117,053)
  Net income (loss) from discontinued operations                                  3,678,952     (3,749,452)       (70,500)
                                                                                -----------    -----------    -----------
  Loss from continuing operations                                                   (46,553)          --          (46,553)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in operating assets and liabilities:
   In-kind contribution                                                               6,000           --            6,000
   Increase in accounts payable and accrued expenses                                 40,658           --           40,658
   Increase in accrued interest on loans payable - related parties                    3,343           --            3,343
                                                                                -----------    -----------    -----------
   Cash flow from operating activities in continuing operations                       3,448           --            3,448
   Cash flow from operating activities in discontinued operations                   (81,847)          --          (81,847)
                                                                                -----------    -----------    -----------
       Net Cash Used In Operating Activities                                        (78,399)          --          (78,399)
                                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans payable - related parties                                                    76,701           --           76,701
                                                                                -----------    -----------    -----------
       Net Cash Provided By Financing Activities                                     76,701           --           76,701
                                                                                -----------    -----------    -----------

NET DECREASE IN CASH                                                                 (1,698)          --           (1,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,698           --            1,698
                                                                                -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      --      $      --      $      --
                                                                                ===========    ===========    ===========

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 3 INVESTMENT IN OIL AND GAS LEASES

       On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company. The investment was recorded at historical cost equal to the amount recorded by Centurion Gold Holdings, Inc. The investment is being accounted for under the cost method of accounting. During the nine months ended September 30, 2006, an additional $58,229 was paid for the Company's share of oil well development costs (See Note 4).

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

NOTE 5 STOCKHOLDERS' EQUITY

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

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

       (D) Other

       On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company's common stock was cancelled based on the net book value of assets and liabilities on the date of exchange.

       On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company (See Note 3).

                             ODYSSEY OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 6 RELATED PARTY TRANSACTIONS

       See Notes 3, 4 and 5.

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

       On April 21, 2006, the Company acquired a 10% working interest in certain gas and oil leases in Texas. The Company's portion of the capital requirement to finish the well was $58,229. This capital requirement was paid by an affiliated party (See Note 4). Management anticipates the well will produce cash flow in the fourth quarter of 2006 sufficient to ensure the Company will continue as a going concern.

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