Form 10KSB
period 2006-12-31
Odyssey Oil & Gas, Inc.
filed 2007-03-30
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - KSB
CURRENT REPORT

PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Date of report (Date of earliest event reported): December 31, 2006

ODYSSEY OIL AND GAS, INC.

(Exact Name of Registrant as Specified in Charter)

Florida	333-106299	65-1139235
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5005 Riverway, Suite 440
Houston, TX 77056

Address of Principal Executive Offices

(713) 623-2219

(Issuer's telephone number)

ADVANCED SPORTS TECHNOLOGIES, INC.
9700 Via Emilie, Boca Raton, Florida, 33428

(Former Name or Former Address, if Changed Since Last Report)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

Common Stock, par value $ 0.001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10- KSB. |_|

The Company's revenues for the year ended December 31, 2006 were $19,245.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes |X| No |_| .

As of March 26, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.025 per share on March 26, 2007 was $277,438.)

As of March 26, 2007, there were 31,097,500 shares of the registrant's Common Stock outstanding.

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

The Merger

On September 23, 2005, the Company changed focus through a merger with CardioBioMedical Corporation. We created a wholly owned Delaware subsidiary for the purpose of merging with CBM, a Delaware corporation. With the consent of shareholders holding over 95% of the shares of CBM entitled to vote, the Sub merged with and into CBM with CBM being the surviving corporation. CBM then became a subsidiary of the Company and the separate existence of Sub ceased.

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

A New Strategy

The objective of the Company was to establish the CSD as the standard of care for the detection of early-stage ischemic heart disease. Our strategy included first establishing the system with cardiologists and then gaining acceptance and use by other physician specialties and hospitals. We believed critical in U.S. hospital market acceptance will be the cost savings of the CSD in both the early detection of disease and the elimination of the need to perform multiple and more expensive diagnostic procedures to determine a patient's cardiac health.

Even though the CSD may be marketed in the United States today, the Company believed that the key to successful marketing here and elsewhere was the insurance reimbursement. Historically, medical devices are not accepted by the medical community or hospitals in any meaningful manner until there is associated insurance reimbursement for use of the device. Therefore, one of the first objectives of the Company was to obtain a "CPT Code" for the CSD. CPT codes describe medical or psychiatric procedures performed by physicians and other health-care providers. The codes were developed by HCFA (Health Care Financing Administration, a government department that sets insurance reimbursement rates) to assist in the assignment of reimbursement amounts to providers by Medicare carriers. A growing number of managed care and other insurance companies, however, base their reimbursements on the values established by HCFA.

We intended to seek a CPT code through a concentrated set of clinical trials that was to begin with physicians associated with major teaching hospitals. The first such trial was started at Cedars Sinai Medical Center in Los Angeles, California. While clinical data was being generated to support a CPT code application, we further intended to conduct additional clinical trials to "seed" the market in the United States. We also expected that use of the CSD by cardiologists at major teaching hospitals and other opinion leader locations will have supported market introduction.

We intended to sell the CSD to physicians including group practices, hospitals and health maintenance organizations. We anticipated that marketing will focus on its advantages, namely its sensitivity and specificity as a non-invasive diagnostic tool to assist the physician in determining whether a patient has CAD. We intended to use traditional vehicles to convey this message, including medical journal advertising, direct mail and participation in medical meetings and conferences. We also intended to market and sell the CSD through a hybrid sales effort. In the United States, medical devices are sold through direct sales forces, distributors or a combination of both. Because the CSD test results include a suggested diagnosis, we believed that the CSD may have been suitable for sale through distributors. To augment that effort and include key account selling, e.g. hospital chains, we also anticipate hiring a small direct sales force.

In addition to a suggested diagnosis, the CSD test results gives the physician additional diagnostic information about the coronary health of the patient. The power spectrum, dual lead correlation and location results of the CSD test offer an additional potential revenue source. We planned to offer physicians a service to analyze this additional information to further assist the physician in treating the patient.

Manufacturing and Distribution

We expected that the CSD would have been be supplied by its inventor, Professor Dan Qun Fang. The product consists of commercially available hardware components and proprietary software owned by Prof. Fang and licensed to CBM. Pursuant to the license agreement for the CSD, CBM had the benefit of "most favored nation" pricing, or pricing as favorable as that received by other sales licensees/customers of the same products on comparable terms and conditions.

Competition

The market for medical devices is highly competitive and is served by a number of well-established companies with recognized names. In order to effectively compete, we would have been required to make substantial investments in sales and marketing as well as research and development. Many products are sold by companies with greater resources than the Company and there was no assurance that we would have been successful in gaining significant market share for the CSD or other products and product candidates or earning a return on our investment in such products and product candidates.

Equipment used by the physician as a diagnostic aid in determining whether a patient has coronary artery disease includes electrocardiogram equipment, stress electrocardiogram equipment, impedance cardiography equipment, echocardiogram equipment, stress echocardiogram equipment, Thallium SPECT equipment, Ultra-Fast CT Scan equipment, CT angiogram equipment, Pet Scan equipment and angiogram equipment. In addition to competition from these devices and their respective manufacturers, the Company believed that it would have had one primary direct competitor, Premier Heart, which markets a two lead detection system known as the 3DMPTsystem, as opposed to the 12 lead detection system used by the CSD.

As noted above, we anticipated that a critical competitive factor affecting our business was the level of insurance reimbursement and the accuracy of the diagnostic information provided by the device. With results showing over 90% sensitivity and specificity, we believed the CSD approaches the sensitivity and specificity of the gold standard for determining CAD, the angiogram. Unlike the angiogram, which is invasive and has a low risk of morbidity, the CSD is non-invasive and does not present a risk of morbidity.

Regardless of any perceived or actual benefits and advantages, our technologies and products may have been rendered obsolete or noncompetitive as a result of products introduced by competitors. Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities and related experience. The greater resources, capabilities and experience of our competitors may have enabled them to develop, manufacture and market their products more successfully and at a lower cost. In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials of medical devices and obtaining regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA and related approvals for products more rapidly than we would have, which may give them an advantage in achieving market acceptance of their products.

Intellectual Property Matters

Where appropriate, intended to seek patent, trademark and other proprietary rights protection for the products and brands we were going to develop or introduce. In other cases, we were going to seek to license the rights to use the patents, trademarks and other proprietary rights of others in support of our business strategy, such as was the case with the Better Buns product and is currently the case with the CSD system. However, there could be no assurance that patent, trademark and other proprietary rights would have been issued for any applications filed or that we would have been able to license such products and rights on terms acceptable to the Company, or at all. To date, neither the Company nor CBM has filed any applications or registrations for any patent, trademark and other proprietary rights.

In the case of the CSD system, CBM's agreement with its inventor required CBM to pay a royalty of five percent (5%) of the sale price for each device sold to a customer within the defined territory. The minimum royalty, beginning in 2006, was $250,000 per year, payable in installments every two months beginning on the last day of February 2006. No payment was made in February or March 2006. The license could have been cancelled at any time for failure to pay. The inventor also may license the product in the defined territory to up to two other companies with certain exceptions that expire beginning January 1, 2008. The CSD is protected under U.S. patents 6,148,228 and 6,638,232 and Copyright TXU 856-320. All patents, copyrights and other intellectual property associated with this product are owned by Professor Dan Qun Fang. However, CBM has the right to register the CSD trademark in the event that Prof. Fang does not do so by December 31, 2006, although Prof. Fang will retain a non-exclusive right to its use.

Regulatory Matters

The FDA's Center for Devices and Radiological Health is responsible for regulating firms that manufacture, re-package, re- label, and/or import medical devices sold in the United States. The FDA classifies medical devices into Class I, II, and III, and regulatory control increases from Class I to Class III. The device classification regulation is critical, as it defines the regulatory requirements for a general device type. Most Class I devices are exempt from certain pre market notification requirements; most Class II devices require a "Pre market Notification" or 510(k) filing; and most Class III devices require
"Pre market Approval."

Devices like the CSD are typically classified as Class II devices and require a pre market notification 510(k) filing. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to pre market approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device includes those that have been found to be substantially equivalent to such a device through the 510(k) process. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s).

In order to obtain approval, applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. Once approved, the basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are:

* establish registration for device manufacturers (both domestic and foreign) and importers,
* medical device listing by firms that manufacture, re-package and re-label develop specifications, reprocess single-use devices, remanufacture and/or manufacture accessories and components sold directly to the end user,
* quality system regulation, including requirements related to the methods used in and the facilities and controls used for designing, purchasing, manufacturing, packaging, labeling, storing, installing and servicing of medical devices,
* labeling requirements as well as descriptive and informational literature that accompanies the device, and
* medical device reporting to report incidents in which a device may have caused or contributed to a death or serious injury.

As noted above, the CSD system has received UL-2601, CE and FCC approval, and CBM has received 510(k) clearance from the FDA to market the CSD in the United States. We also intend to apply for a CPT Code for insurance reimbursement purposes. Future products and product candidates will likely have to go through the pre market notification or pre market approval process, and will be subject to the applicable regulatory requirements discussed above. There can be no assurances that approval would be granted for any future product or product candidate, whether in the United States or elsewhere, on a timely basis or at all. Furthermore, if approval is granted, the product or device would be subject to continuing regulatory regulations and oversight. The approval process is expensive and can take a long time to complete, and the cost involved in satisfying applicable ongoing compliance requirements is high.

RESEARCH AND DEVELOPMENT

The Company did not invest in research and development for the Better Buns or any other fitness product. Through December 31, 2006, CBM had invested $126,969 in research and development activities for the CSD system. This amount has been borne solely by CBM, and the Company does not expect in the near term to receive external funding for research and development activities. These expenditures have included retaining Averion, Inc., a clinical research organization, to assist in the development of clinical protocols, monitoring of clinical trials and analysis of data. CBM also pays for all expenses associated with its clinical trials, including fees charged by the Institutional Review Board and a fee per patient enrolled.

Our New and Current Strategy

The company was not having much success with CardioBioMedical Corporation and on April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock with the original stockholders. In addition, we changed the name of our company to Odyssey Oil & Gas, Inc to reflect our new strategy.

On April 21, 2006, we began the realization of our new strategy by purchasing a 10% working interest in oil and gas leases in Texas from Centurion Gold Holdings, Inc., a related public company. We expect to purchase other working interests in oil and gas wells in the future.

The company intends to expand by acquiring additional working interests in other oil and gas wells. The company will also explore investments in other energy related enterprises.

EMPLOYEES

The Company currently employs one individual, Arthur Johnson, its sole director and officer. No compensation is currently being paid.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal office facility is presently located in space owned by our sole officer. During 2006, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

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

As of March 31, 2006, there were 40 shareholders of record of our common stock and a total of 31,097,500 common shares outstanding.

We have never paid any dividends and do not currently anticipate paying dividends in the future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors may think are relevant.

There are currently no outstanding options or warrants to purchase, or any securities that are convertible into, our common stock. The single warrant to purchase 6,500,000 shares issued in connection with the CBM Merger was cancelled upon exchange of ownership in CBM with the original stockholders.

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

In September 2005, the Company changed focus in connection with the Merger of a wholly owned subsidiary of the Company and CardioBioMedical Corporation, a Delaware corporation. The subsidiary merged with and into CBM, with CBM as the surviving corporation and becoming a subsidiary of AST. The consideration for the merger consisted of 22,077,509 shares of AST common stock, $.0001 par value, payable on a one-for-one basis to the consenting shareholders of CBM and a warrant, exercisable beginning January 1, 2008, to purchase 6,500,000 shares of AST common stock at a purchase price of $.01 per share payable to the sole warrant holder of CBM in exchange for an equivalent CBM warrant.

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

EXPENSES AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

Statements of Operations Information

	Year ended Dec. 31, 2006	Year Ended Dec. 31, 2005	For the Period May 28, 2003 (Inception) to Dec. 31, 2006
Revenue	$19,245	$0	$19,245
Loss from continuing operations	(70,336)	(29,736)	(100,072)
Loss from discontinued operations	(70,500)	(1,667,253)	(4,026,761)
Loss from operations before income taxes	(140,836)	(1,696,989)	(4,126,833)
Net loss	(140,836)	(1,696,989)	(4,126,833)
Net loss per share basic and diluted:
Continuing operations	$-	$-	$-
Discontinued operations	-	(.05)	(.14)
Total	$-	$(.05)	$(.14)
Weighted average number of shares outstanding during the period-basic and diluted	31,729,290	33,192,995	29,154,865

Balance Sheet Information

	Dec. 31, 2006	Dec. 31, 2005
Cash	$0	$1,698
Total Assets	274,442	3,421
Current Liabilities	196,557	278,927
Total Liabilities	196,557	488,927
Stockholders Equity (Deficiency)	77,885	(485,506)

With the exchange of ownership in CardioBioMedical Corporation with the original stockholders, the current and prior period operations of CardioBioMedical Corporation have been reclassified as discontinued operations.

Revenue reflects the Company’s share of income from its interest in the oil and gas lease beginning October 2006, when the well first became online. No revenue was recognized for December 2006 as the well was under repair.

Total operating expenses were $83,474 for the year ended December 31, 2006. These expenses consisted primarily of professional fees. The cost of the oil and gas lease is being amortized to expense over the period of estimated production. For the year ended December 31, 2006, amortization of $14,732 was recorded. The loss from continuing operations was $64,229.

Total assets consists primarily of the acquisition cost of the oil and gas lease of $165,000 plus the company’s share of additional development costs totaling $101,599. Total liabilities consist primarily of accounts payable of $110,641 and amounts due to related party of $85,916. This related party funded operating and oil and gas well development costs.

PLAN OF OPERATIONS

During December 2006 the well was shut down for some major repairs. Mud had leaked into the well and reduced the gas flow significantly. The well was brought back online and gas started to flow in February 2007. Our share of the repair costs was $12,554.

The company intends to expand by acquiring additional working interests in other oil and gas wells. The company will also explore investments in other energy related enterprises.

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

Investment in Oil and Gas Leases. The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by property basis, are not considered to be realizable. Depletion, depreciation and amortization (“DD&A”) of capitalized costs of proved oil and gas properties is provided on a property- by property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis.

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

There were no changes in accounting policies during the year.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off- balance sheet arrangements.

DESCRIPTION OF PROPERTY

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of their operations or otherwise.

Our principal office facility is presently located in space owned by our sole officer. Rent has not been charged for the office space, and it is not expected that rent will be charged in the near-term.

ITEM 7.	FINANCIAL STATEMENTS.

The company's financial statements for the fiscal year ended December 31, 2006 are attached hereto, beginning on Page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

From September 30, 2002 through September 23, 2005, Curtis Olschansky, 42, was the sole officer and director of the Company. Mr. Olschansky served as AST's President, principal executive officer and interim principal financial officer.

Beginning September 23, 2005, James F. Mongiardo, 60, replaced Mr. Olschansky as sole director and was elected Chief Executive Officer and President of the Company. Mr. Mongiardo will serve as a director of the Company until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

Immediately prior to the exchange of ownership with the original stockholders of CardioBioMedical Corporation on April 21, 2006, Mr. Mongiardo resigned and Arthur V. Johnson was appointed to the Board and to serve as President and Secretary.

Arthur V. Johnson‘s responsibilities include expansion of the company through acquisitions. In addition, Mr. Johnson oversees all corporate governance and any of our reporting requirements. From February 1998 to April 2003, Mr. Johnson was Managing Director of Century Minerals (Pty) Ltd., a resource commodity trading house. Mr. Johnson has over 30 years experience in mining and previously served as a Director with Babcock International Group. Mr. Johnson previously sold his own chrome business to SA Chrome, a public company. Mr. Johnson graduated from the University of Cape Town in 1955 with a Degree in Commerce.

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

The Company has not paid or accrued any compensation to Mr. Arthur Johnson.

OPTION AND LONG-TERM INCENTIVE PLANS

The Company has maintained or currently maintains any option or similar equity compensation plans or programs, or any long-term incentive programs or plans, and no current or former officer has ever been granted any stock options or stock appreciation or similar rights.

DIRECTOR COMPENSATION

The Company does not have arrangements, standard or otherwise, pursuant to which directors are compensated for services provided as directors (including as members of committees of the Board of Directors). The director of the Company has not been and currently is not compensated for his services as director.

EMPLOYMENT AND RELATED AGREEMENTS

The Company was not a party to any employment or other related agreements.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of December 31, 2006, the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and (iv) all current directors and executive officers as a group.

Name and Address of Amount and Nature of Beneficial Owner Beneficial Ownership (1) Percent of class

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner(1)	Percent of Class
Centurion Gold Holdings, Inc. 5005 Riverway # Houston, TX 77056	20,000,000	64.3%

Curtis Olschansky 9700 Via Emilie Boca Raton, FL 33428	5,285,000	17.0%

All current directors and executive officers as a group	0	0.00%

(1) Unless otherwise indicated, each of the persons named in the table above has sole voting and investment power with respect to the shares set forth opposite such person's name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2007 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other rights held by any other person.

The Company knows of no arrangement that may result in a change of control.

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

During 2005 and 2006, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

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

During 2006, a related party advanced the Company an additional $81,387 in payment of operating an oil well development expenses. The advances are unsecured, bear interest at 10% per annum and are due on demand.

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

ITEM 13.	EXHIBITS

EXHIBIT 31.1 CEO AND CFO CERTIFICATION

EXHIBIT 31.1 CEO AND CFO CERTIFICATION

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A) Audit Fees

The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended December 31 30, 2006 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2006 were $16,000.

The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended December 31, 2005 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2005 were $20,503.

(B) Audit-Related Fees

None.

(C) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $400. The services comprising these fees were for the preparation of federal and state tax returns

(D) All Other Fees

None.

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

As of December 31, 2006, there were 40 shareholders of record of our common stock and a total of 31,097,500 shares outstanding.

We have never paid any dividends and do not currently anticipate paying dividends in the future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

There are currently no outstanding options or warrants to purchase, or any securities that are convertible into, our common stock. The single warrant to purchase 6,500,000 shares issued in connection with the CBM Merger was cancelled upon exchange of ownership in CBM with the original stockholders.

The Company does not maintain any option or similar equity compensation plans or programs.

LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

On April 21, 2006, with the Purchase referred to above, the Company disposed of CBM and returned to treasury 22,077,509 shares of the issued and outstanding common. As a result of the Purchase, Centurion Gold Holdings, Inc. became the controlling stockholder of the Company as a result of their ownership of approximately 64.3% of the outstanding shares of common stock.

There are no other arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company or which relate to the election of directors or other matters.

The Board of Directors of the Company consisted of one member, Arthur Johnson.

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

Immediately prior to the exchange of ownership with the original stockholders of CardioBioMedical Corporation on April 21, 2006, Mr. Mongiardo resigned and Arthur V. Johnson was appointed to the Board and to serve as President and Secretary. The size of the Company’s Board was fixed at one until changed in accordance with applicable law and the Company's Amended and Restated Articles of Incorporation and Bylaws.

Arthur V. Johnson‘s responsibilities include expansion of the company through acquisitions. In addition, Mr. Johnson oversees all corporate governance and any of our reporting requirements. From February 1998 to April 2003, Mr. Johnson was Managing Director of Century Minerals (Pty) Ltd., a resource commodity trading house. Mr. Johnson has over 30 years experience in mining and previously served as a Director with Babcock International Group. Mr. Johnson previously sold his own chrome business to SA Chrome, a public company. Mr. Johnson graduated from the University of Cape Town in 1955 with a Degree in Commerce.

Mr. Johnson serves as a director of Centurion Gold Holdings, Inc. a reporting company. There are no family relationships among the current director or executive officer (or nominees therefor) of Odyssey. Mr. Johnson is not currently a party to an employment agreement with the Company and has not been a party to any transaction with Odyssey. For more information on related party transactions, see "Certain Relationships and Related Transactions" herein.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-4 - F-6	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-7 - F-8	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-9 - F-18	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Odyssey Oil & Gas, Inc.

We have audited the accompanying balance sheet of Odyssey Oil & Gas, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from May 23, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Odyssey Oil & Gas, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from May 23, 2003 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is in the development stage with an accumulated deficit of $381,241, a working capital deficiency of $188,714 and a negative cash flow from operations of $1,007,565 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 5, 2007

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Accounts receivable, net	$7,843

INVESTMENT IN OIL AND GAS LEASES - NET	266,599

TOTAL ASSETS	$274,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$110,641
Loans payable and accrued interest - related parties	85,916
Total Current Liabilities	196,557

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,097,500 shares issued and outstanding	3,110
Additional paid-in capital	456,016
Accumulated deficit during development stage	(381,241)
Total Stockholders’ Equity	77,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,442

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2006	For The Year Ended December 31, 2005	For The Period From May 28, 2003 (Inception) To December 31, 2006

REVENUE	$19,245	$-	$19,245

OPERATING EXPENSES
General and administrative	24,876	3,259	28,135
Professional fees	43,866	27,071	70,937
Amortization	14,732	-	14,732
Total Operating Expenses	83,474	30,330	113,804

LOSS FROM CONTINUING OPERATIONS	(64,229)	(30,330)	(94,559)

OTHER INCOME AND (EXPENSE)
Interest income	-	2,789	2,789
Interest expense	(6,107)	(2,195)	(8,302)
Total Other Income and (Expense)	(6,107)	594	(5,513)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(70,336)	(29,736)	(100,072)

Provision for Income Taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(70,336)	(29,736)	(100,072)

LOSS FROM DISCONTINUED OPERATIONS	(70,500)	(1,667,253)	(4,026,761)

NET LOSS	$(140,836)	$(1,696,989)	$(4,126,833)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$-	$-	$-
Discontinued operations	-	(.05)	(.14)
	$-	$(.05)	$(.14)

Weighted average number of shares outstanding during the period - basic and diluted	31,729,290	33,192,995	29,154,865

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock issued to founders for cash ($0.10 per share)	-	$-	2,500	$1	$249	$-	$250

Common stock issued for license ($0.10 per share)	-	-	16,500,000	1,650	1,648,350	-	1,650,000

Common stock issued to officer as compensation ($0.10 per share)	-	-	7,125,000	712	711,788	-	712,500

Common stock issued for cash ($0.10 per share)	-	-	800,000	80	79,920	-	80,000

Common stock issued for cash ($0.45 per share)	-	-	277,778	28	124,972	-	125,000

Common stock issued to consultant for services ($0.10 per share)	-	-	8,200,000	820	819,180	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	(1,737,805)

Balance, December 31, 2003	-	-	32,905,278	3,292	3,384,459	(1,737,805)	1,649,945

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued for cash ($0.45 per share)	-	-	672,231	67	302,436	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	(551,203)

Balance, December 31, 2004	-	-	33,577,509	3,358	3,686,895	(2,289,008)	1,401,245

Stock issued in reverse merger	-	-	11,097,500	1,110	(1,110)	-	-

Shares issued to officer for services	-	-	5,000,000	500	149,500	-	150,000

Shares cancelled related to license rights	-	-	(16,500,000)	(1,650)	(493,350)	-	(495,000)

In-kind contribution	-	-	-	-	12,000	-	12,000

Warrants issued for license	-	-	-	-	143,238	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	(1,696,989)

Balance, December 31, 2005	-	-	33,175,009	3,318	3,497,173	(3,985,997)	(485,506)

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

In-kind contribution	-	-	-	-	12,000	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(22,077,509)	(2,208)	(3,216,157)	3,745,592	527,227

Common stock issued to purchase investment in oil and gas leases ($.008 per share)	-	-	20,000,000	2,000	163,000	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	(140,836)

BALANCE, DECEMBER 31, 2006	-	$-	31,097,500	$3,110	$456,016	$(381,241)	$77,885

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2006	For The Year Ended December 31, 2005	For The Period From May 28, 2003 (Inception) To December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,836)	$(1,696,989)	$(4,126,833)
Net loss from discontinued operations	(70,500)	(1,667,253)	(4,026,761)
Loss from continuing operations	(70,336)	(29,736)	(100,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In kind contribution	9,000	-	9,000
Amortization	14,732	-	14,732
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,843)	-	(7,843)
Increase in accounts payable and accrued expenses	155,802	-	110,641
Cash flows from operating activities in continuing operations	161,355	(29,736)	26,458
Cash flows from operating activities in discontinued operations	(7,568)	(16,668)	(1,034,023)
Net Cash Provided By (Used In) Operating Activities	93,787	(46,404)	(1,007,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(116,331)	-	(116,331)
Cash flows from investing activities in continuing operations	(116,331)	-	(116,331)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Used In Investing Activities	(116,331)	-	(116,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder loans	(609)	-	(609)
Loans payable - related parties	81,387	-	81,387
Cash flows from investing activities in continuing operations	80,778	-	80,778
Cash flows from investing activities in discontinued operations	(59,932)	-	1,043,118
Net Cash Provided By Financing Activities	20,846	-	1,123,896

NET (DECREASE) IN CASH	(1,698)	(46,404)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,698	48,102	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$1,698	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$456	$-	$1,368

Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

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

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is a Florida corporation incorporated on August 9, 2001. Currently, the Company owns and derives revenue from its 10% working interest in oil and gas leases located in Texas.

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock to the original stockholders. Accordingly, all current and prior period amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations. CardioBioMedical Corporation originally merged with Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) on September 23, 2005.

The financial statements for 2006 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and CardioBioMedical Corporation (a development stage company) through the date of exchange on April 21, 2006. The financial statements for 2005 include the accounts of Odyssey Oil & Gas, Inc. and CardioBioMedical Corporation. All intercompany accounts during periods of consolidation have been eliminated.

Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

As a result of the transactions referred to in Note 4(D), Centurion Gold Holdings, Inc., a related public company, owns approximately 64% of the Company.

(B) Investment in Oil and Gas Leases

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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(C) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans payable - related parties approximate fair value due to the relatively short period to maturity for these instruments.

(D) Revenue Recognition

Revenue from its interest in the oil and gas leases is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred and if collectibility of the revenue is probable.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 and 2005, there were 0 and 6,500,000 warrants, respectively outstanding that were not included in dilutive net loss per share as the effect was anti-dilutive.

(G) Asset Retirement Obligations

The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. As of December 31, 2006, the Company estimates that its share of oil and gas well retirement obligations will not be material at the end of the life of the well and has not accrued any future liability as of December 31, 2006.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(H) Statement of Cash Flows

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

(I) Use of Estimates

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

(J) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 INVESTMENT IN OIL AND GAS LEASES

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company. The investment was recorded at historical cost equal to the amount recorded by Centurion Gold Holdings, Inc. The investment is being accounted for under the cost method of accounting. During the year ended December 31, 2006, an additional $128,886 was incurred for the Company’s share of oil well development costs of which $58,229 was paid by related parties (See Note 3).

The Company accounts for any impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred. As of December 31, 2006, no impairment was recognized.

The investment in oil and gas leases is recorded net of accumulated amortization of $14,732.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 3 LOANS PAYABLE - RELATED PARTIES

During the year ended December 31, 2006, Centurion Gold Holdings, Inc. advanced the Company an additional $58,229 and a third party advanced an additional $23,158 in payment of operating and oil well development expenses. The advances are unsecured, bear interest at 10% per annum and are due on demand. Loans payable - related parties include accrued interest of $5,138.

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

During 2003, the Company issued 16,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.10 per share, the price paid for the initial 2,500 shares issued upon formation of the corporation) based upon recent cash offering prices. During 2005, these 16,500,000 shares of common stock were cancelled pursuant to a settlement agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 6,500,000 common shares at $ .01 per share was issued for the nonexclusive right to the technology. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

(C) In-Kind Contribution

During 2006, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

During 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

(D) Common Stock Issued in Exchange of Assets

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company’s common stock was cancelled based on the book value of assets and liabilities on the date of exchange (See Note 7).

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company (See Note 2).

NOTE 5 RELATED PARTY TRANSACTIONS

During 2005, the Company settled a dispute with a related party. The settlement agreement called for the related party to return 16,500,000 shares of common stock to the company and the company to give back the exclusive rights to the patent. The shares were valued on the date of settlement and the company recorded a loss on the settlement of $1,065,729 (included in discontinued operations).

See also Notes 2, 3 and 4.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 6 INCOME TAXES

Income tax expense (benefit) for the periods ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Current:
Federal	$-	$-
State	-	-
Deferred - Federal and State	-	-

Income tax expense (benefit)	$-	$-

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2006 and 2005 as follows:

	2006	2005

U.S. Federal income tax expense (benefit)	$(47,884)	$(576,976)
State income tax expense (benefit)	(5,112)	-
Permanent difference	31,045	366,428
Effect on net operating loss carryforward	21,952	210,548

	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$21,952	$210,548
Total gross deferred tax assets	21,952	210,548
Less valuation allowance	21,952	210,548

Net deferred tax assets	$-	$-

At December 31, 2006, the Company had a net operating loss carryforward of approximately $58,300 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2026. All other losses incurred by the Company prior to the change in control are not available due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. The net change in the valuation allowance during the year ended December 31, 2006 was an increase of $21,952.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $381,241, a working capital deficiency of $188,714 and a negative cash flow from operations of $1,007,565 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 21, 2006, the Company acquired a 10% working interest in certain gas and oil leases in Texas. The Company’s portion of the capital requirement to finish and repair the well was $128,886. This capital requirement was and will be funded by related parties (See Note 3). Management anticipates the well will produce sufficient cash flow to ensure the Company will continue as a going concern.

NOTE 9  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years form known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

A summary of changes in estimated quantities of proved reserves for the year ended December 31, 2006 is as follows:

	Gas (MMcf)	Oil (MBbl)
Estimated Proved Reserves:
Balance at September 1, 2006	3,600	-
Production	55	-

Estimated Proved Reserves:
Balance at December 31, 2006	3,545	-

Future net cash flows presented below reflect the Company’s 10% share and are computed using year-end prices and costs and are net of all overriding royalty revenue interests.

Future corporate overhead expenses and interest expense have not been included.

December 31, 2006
Future net cash flows	$2,828,910
Future costs:
Production	-
Development and abandonment	(2,000)
Income taxes	(1,063,800)
Future net cash flows	1,763,110
10% discount factor	.62092

Standardized measure of discounted future net cash flows	$1,336,716

Estimated future development cost anticipated for fiscal 2007 and 2008 on existing properties	$-

NOTE 10 SUBSEQUENT EVENT

Subsequent to December 31, 2006, the third party referred to above advanced an additional $17,755 in payment of operating and oil well development expenses.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY OIL AND GAS, INC.
(Registrant)

Dated: March 30, 2007

By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer, Sole Director
President, and Chief Financial Officer and Principal Accounting Officer.