Form 10QSB
period 2007-03-31
Odyssey Oil & Gas, Inc.
filed 2007-05-15
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 14, 2007 was 31,097,500 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Condensed Notes - Quarter Ended March 31, 2007

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	5 - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	7 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Accounts receivable, net	$4,790

INVESTMENT IN OIL AND GAS LEASES - NET	263,255

TOTAL ASSETS	$268,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$73,255
Loans payable - related party	140,504
Total Current Liabilities	213,759

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,097,500 shares issued and outstanding	3,110
Additional paid-in capital	459,016
Accumulated deficit during development stage	(407,840)
Total Stockholders’ Equity	54,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,045

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from May 28, 2003 (Inception) To March 31, 2007

REVENUE	$4,790	-	$24,035

OPERATING EXPENSES
General and administrative	7,313	-	35,448
Professional fees	17,966	4,995	88,903
Amortization	3,344	-	18,076
Total Operating Expenses	28,623	4,995	142,427

LOSS FROM CONTINUING OPERATIONS	(23,833)	(4,995)	(118,392)

OTHER INCOME (EXPENSE)
Interest income	-	-	2,789
Interest expense	(2,766)	(969)	(11,068)
Total Other (Expense)	(2,766)	(969)	(8,279)

LOSS BEFORE DISCONTINUED OPERATIONS	(26,599)	(5,964)	(126,671)

LOSS FROM DISCONTINUED OPERATIONS	-	(70,500)	(4,026,761)

LOSS BEFORE PROVISION FOR INCOME TAXES	(26,599)	(76,464)	(4,153,432)

Provision for Income Taxes	-	-	-

NET LOSS	$(26,599)	$(76,464)	$(4,153,432)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$-	$-	$-
Discontinued operations	-	-	(.14)

Net loss per share - basic and diluted	$-	$-	$(.14)

Weighted average number of shares outstanding during the period - basic and diluted	31,097,500	33,175,009	29,283,896

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2007
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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued for cash ($0.45 per share)	-	-	672,231	66	302,437	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	(551,203)

Balance, December 31, 2004	-	-	33,577,509	3,358	3,686,895	(2,289,008)	1,401,245

Common stock cancelled related to license rights ($0.03 per share)	-	-	(16,500,000)	(1,650)	(493,350)	-	(495,000)

Common stock issued to officer for services ($0.03 per share)	-	-	5,000,000	500	149,500	-	150,000

Shares issued in reverse merger	-	-	11,097,500	1,110	(1,110)	-	-

In-kind contribution	-	-	-	-	12,000	-	12,000

Warrants issued for non- exclusive license	-	-	-	-	143,238	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	(1,696,989)

Balance , December 31, 2005	-	-	33,175,009	3,318	3,497,173	(3,985,997)	(485,506)
In-kind contribution	-	-	-	-	12,000	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(22,077,509)	(2,208)	(3,216,157)	3,745,592	527,227

Common stock issued to purchase investment in oil and gas leases	-	-	20,000,000	2,000	163,000	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	(140,836

Balance, December 31, 2006	-	-	31,097,500	3,110	456,016	(381,241)	77,885

In-kind contribution	-	-	-	-	3,000	-	3,000

Net loss during the three months ended March 31, 2007	-	-	-	-	-	(26,599)	(26,599)

BALANCE, MARCH 31, 2007	-	$-	$31,097,500	$3,110	$459,016	$(407,840)	$54,286

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from May 28, 2003 (Inception) To March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,599)	$(76,464)	$(4,153,432)
Net loss from discontinued operations	-	(70,500)	(4,026,761)
Loss from continuing operations	(26,599)	(5,964)	(126,671)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	3,000	-	12,000
Amortization	3,344	-	18,076
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,053	-	(4,790)
Increase (decrease) in accounts payable and accrued expenses	(37,386)	(5,557)	73,255
Cash flows from operating activities in continuing operations	(54,588)	(11,521)	(28,130)
Cash flows from operating activities in discontinued operations	-	(2,277)	(1,034,023)
Net Cash Provided By (Used In) Operating Activities	(54,588)	(13,798)	(1,062,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(116,331)
Cash flows from investing activities in continuing operations	-	-	(116,331)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Used In Investing Activities	-	-	(116,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder’s loans	-	-	(609)
Loans payable - related party	54,588	-	141,113
Cash flows from financing activities in continuing operations	54,588		140,504
Cash flows from financing activities in discontinued operations	-	12,100	1,037,980
Net Cash Provided By Financing Activities	54,588	12,100	1,178,484

NET (DECREASE) IN CASH	-	(1,698)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	1,698	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Cash paid for income taxes	$-	$456	$1,368

Cash paid for interest	$-	$-	$-

See accompanying notes to condensed financial statements.

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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 1SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2006.

The financial statements for 2006 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and CardioBioMedical Corporation (a development stage company). On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders. All intercompany accounts during the period of consolidation have been eliminated. As a result of the transaction referred to above, Centurion Gold Holdings, Inc., a related public company, owns approximately 64% of the Company.

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
AS OF MARCH 31, 2007
(UNAUDITED)

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007 there were no common share equivalents outstanding. On March 31, 2006, there were 6,500,000 warrants outstanding that were not included in dilutive net loss per share as the effect was anti-dilutive.

NOTE 2 LOANS PAYABLE - RELATED PARTY

During the three months ended March 31, 2007, a third party advanced $54,726 in payment of accounts payable due as of December 31, 2006 and other operating expenses. The advances are unsecured, bear interest at 10% per annum and are due on demand. Loans payable - related party include accrued interest of $7,904. The total balance as of March 31, 2007 is $140,504.

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During 2003, the Company issued 2,500 shares of common stock to its founder for cash of $250 ($0.10 per share).

During 2003, the Company issued 800,000 shares of common stock for cash of $80,000 ($0.10 per share).

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

(C) In-kind Contribution

During the three months ended March 31, 2007, the Company recorded additional paid-in capital of $3,000 for the fair value of rent contributed to the Company by its president.

During 2006, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

During 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

(D) Common Stock Issued in Exchange of Assets

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company’s common stock was cancelled based on the book value of assets and liabilities on the date of exchange.

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company.

NOTE 4 RELATED PARTY TRANSACTIONS

See Notes 2 and 3.

NOTE 5 DISCONTINUED OPERATIONS

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock to the original stockholders. Accordingly, all 2006 amounts relating to the operations of CardioBioMedical Corporation have been reclassified to conform to this presentation. The net book value of assets and liabilities of CardioBioMedical Corporation was recorded as a distribution on the date of exchange. The loss from discontinued operations was equal to operating expenses of CardioBioMedical Corporation.

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $407,840, a working capital deficiency of $208,969 and a negative cash flow from operations of $1,062,153 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management Discussion and Analysis or Plan of Operations

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

The new objective of the Company was to establish a medical device, the Cardio Spectrum Diagnostic System as the standard of care for the detection of early-stage ischemic heart disease. The Company’s strategy consisted of (i) attempting to obtain insurance reimbursement for performance of the diagnostic test (ii) establish the device with cardiologists and (iii) finally gain acceptance and use by other physician specialties and hospitals. The Company was unsuccessful in its attempts to obtain insurance reimbursement and marketing CSD.

The Company was not having much success with CardioBioMedical Corporation and on April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock with the original stockholders. In addition, we changed the name of the Company to Odyssey Oil & Gas, Inc to reflect our new strategy.

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

Recent Developments

During the quarter ended March 31, 2007, Global Investment Group, Inc., an unrelated third party, loaned the Company an additional $54,726 for payment of accounts payable and other operating expenses. Such loan bears interest at 10% per annum, are unsecured and due on demand.

Management’s Discussion and Analysis and Plan of Operations

With the exchange of ownership in CardioBioMedical Corporation with the original stockholders, the prior period operations of CardioBioMedical Corporation have been reclassified as discontinued operations.

Revenue reflects the Company’s share of income from its interest in the oil and gas lease. The well was shut down in December 2006 for repairs and was restarted in February 2007. Sand has again leaked into the well and the well was shut down in April 2007 for further repairs. Repairs have begun and should be completed during the second quarter.

Total operating expenses were $28,623 for the quarter ended March 31, 2007 as compared with $4,995 for the quarter ended March 31, 2006. The increase in operating expenses is primarily due to professional fees. The cost of the oil and gas lease is being amortized to expense over the period of estimated production. For the quarter ended March 31, 2007, amortization of $3,344 was recorded. The loss from continuing operations was $26,599.

Funding of operations is still dependent on loans provided by Global Investment Group, Inc. as revenues have not yet reached a level where the Company is able to meet all its obligations from operations. The Company expects this situation to occur for at least the next few quarters.

The company intends to expand by acquiring additional working interests in other oil and gas wells. The company will also explore investments in other energy related enterprises. These future activities will be dependent upon the Company’s ability to raise additional funds. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management anticipates that the well in the BBB Area will continue to produce cash flow sufficient to ensure that the Company will be able to continue as a going concern.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10QSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

b) Reports on Form 8-K

The Company has not filed any Current Reports on Form 8-K during the quarter ended March 31, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & GAS, INC

By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President and Director