Form 10QSB
period 2007-09-30
Odyssey Oil & Gas, Inc.
filed 2007-11-02
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 1, 2007 was 31,097,500 shares.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)	4

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)	5

PAGES	3 - 4	CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)	6-7

PAGES	5 - 6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)	8-9

PAGES	7 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	10-15

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$451

INVESTMENT IN OIL AND GAS LEASES - NET	88,215

TOTAL ASSETS	$88,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,273
Loans payable - related party	176,604
Total Current Liabilities	258,877

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,097,500 shares issued and outstanding	3,110
Additional paid-in capital	465,016
Accumulated deficit during development stage	(638,337)
Total Stockholders’ Equity (Deficit)	(170,211)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$88,666

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For The Period From May 28, 2003 (Inception) To September 30, 2007
REVENUE	$-	$-	$7,450	$-	$26,695

OPERATING EXPENSES
General and administrative	35,652	6,880	48,324	17,007	76,459
Professional fees	6,604	6,500	27,513	25,234	98,450
Amortization	-	-	18,668	-	33,400
Impairment of investment in oil and gas leases	-	-	159,716	-	159,716
Total Operating Expenses	42,256	13,380	254,221	42,241	368,025

LOSS FROM CONTINUING OPERATIONS	(42,256)	(13,380)	(246,771)	(42,241)	(341,330)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	2,789
Interest expense	(4,004)	(3,343)	(10,325)	(4,312)	(18,627)
Total Other (Expense)	(4,004)	(3,343)	(10,325)	(4,312)	(15,838)

LOSS BEFORE DISCONTINUED OPERATIONS	(46,260)	(16,723)	(257,096)	(46,553)	(357,168)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(70,500)	(4,026,761)

LOSS BEFORE PROVISION FOR INCOME TAXES	(46,260)	(16,723)	(257,096)	(117,053)	(4,383,929)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(46,260)	$(16,723)	$(257,096)	$(117,053)	$(4,383,929)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$-	$-	$-	$-	$-
Discontinued operations	-	-	(.01)	-	-

Net loss per share - basic and diluted	$-	$-	$(.01)	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	31,097,500	31,097,500	31,097,500	31,942,201	-

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2007
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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock issued to officer for services ($0.03 per share)	-	-	5,000,000	500	149,500	-	150,000

Shares issued in reverse merger	-	-	11,097,500	1,110	(1,110)	-	-

In-kind contribution	-	-	-	-	12,000	-	12,000

Warrants issued for non- exclusive license	-	-	-	-	143,238	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	(1,696,989)

Balance , December 31, 2005	-	-	33,175,009	3,318	3,497,173	(3,985,997)	(485,506)

In-kind contribution	-	-	-	-	6,000	-	6,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(22,077,509)	(2,208)	(3,216,157)	3,745,592	527,227

Common stock issued to purchase investment in oil and gas leases	-	-	20,000,000	2,000	163,000	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	(140,836)

Balance, December 31, 2006	-	-	31,097,500	3,110	456,016	(381,241)	77,885

In-kind contribution	-	-	-	-	9,000	-	9,000

Net loss during the nine months ended September 30, 2007						(257,096)	(257,096)

BALANCE, SEPTEMBER 30, 2007	-	$-	31,097,500	$3,110	$465,016	$(638,337)	$(170,211)

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For The Period From May 28, 2003 (Inception) To September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,096)	$(117,053)	$(4,383,929)
Net loss from discontinued operations	-	(70,500)	(4,026,761)
Loss from continuing operations	(257,096)	(46,553)	(357,168)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	9,000	6,000	18,000
Amortization	18,668	-	33,400
Impairment of investment in oil and gas leases	159,716	-	159,716
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,843	-	-
Increase (decrease) in accounts payable and accrued expenses	(28,368)	44,001	82,273
Cash flow from operating activities in continuing operations	(90,237)	3,448	(63,779)
Cash flow from operating activities in discontinued operations	-	(81,847)	(1,034,023)
Net Cash Used In Operating Activities	(90,237)	(78,399)	(1,097,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in oil and gas leases	-	-	-
Purchase of property and equipment	-	-	(116,331)
Cash flows from investing activities in continuing operations	-	-	(116,331)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Used In Investing Activities	-	-	(116,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder’s loans	-	-	(609)
Loans payable - related party	90,688	76,701	177,213
Cash flows from financing activities in continuing operations	90,688	76,701	176,604
Cash flows from financing activities in discontinued operations	-	-	1,037,980
Net Cash Provided By Financing Activities	90,688	76,701	1,214,584

NET INCREASE (DECREASE) IN CASH	451	(1,698)	451

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	1,698	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$451	$-	$451

See accompanying notes to condensed financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For The Period From May 28, 2003 (Inception) To September 30, 2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$456	$1,368

Cash paid for interest	$-	$-	$-

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

See accompanying notes to condensed financial statements

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
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

Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

(B) Investment in Oil and Gas Leases

The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development of wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of developing wells are capitalized whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by property basis, are not considered to be realizable. Depletion, depreciation and amortization (“DD&A”) of capitalized costs of proved oil and gas properties is provided on a property- by property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. As of September 30, 2007, an impairment loss of $159,716 was recognized.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2007 and 2006, there were no common share equivalents outstanding.

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

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
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

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

NOTE 2 LOANS PAYABLE - RELATED PARTY

During the nine months ended September 30, 2007, a third party advanced $90,688 in payment of accounts payable and other operating expenses. Pursuant to a Pledge Agreement dated September 14, 2007, the loans payable, previously unsecured are now secured by the Company’s investment in oil and gas leases. The advances bear interest at 10% per annum and are due on demand. As of September 30, 2007 accrued interest on these loans was $15,463.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2007
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

(C) In-Kind Contribution

During the nine months ended September 30, 2007, the Company recorded additional paid-in capital of $9,000 for the fair value of rent contributed to the Company by its president.

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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $638,337, a working capital deficiency of $258,426 and a negative cash flow from operations of $1,097,023 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Developments

During the quarter ended September 30, 2007, Global Investment Group, Inc., an unrelated third party, loaned the Company an additional $32,777 for payment of accounts payable, well repairs and other operating expenses. Such loan bears interest at 10% per annum, are secured by a pledge over the Leslie #1 well and related oil leases and due on demand.

The well was shut down in December 2006 for repairs and was restarted in February 2007. Sand had again leaked into the well and the well was shut down in April 2007 for further repairs. Repairs had begun and then were stopped. The operator decided to re-evaluate the type of repairs needed. In August 2007 the major partners in the well decided to replace the operators, Kraker and Martin, with a new operator Ventum Energy. During September 2007 Ventum Energy started exploring the well for the best way to repair the well and get it back into production. According to Ventum Energy production should again commence during November 2007.

The Company’s share of the repair costs is $29,070 and was paid with a loan from Global Investment Group, Inc.

Management’s Discussion and Analysis and Plan of Operations

With the exchange of ownership in CardioBioMedical Corporation with the original stockholders, the prior period operations of CardioBioMedical Corporation have been reclassified as discontinued operations.

Revenue reflects the Company’s share of income from its interest in the oil and gas lease. The well was shut down in December 2006 for repairs and was restarted in February 2007. Sand had again leaked into the well and the well was shut down in April 2007 for further repairs. Repairs had begun and then were stopped. The operator decided to re-evaluate the type of repairs needed. The partners in the well replaced the operator, Kraker and Martin, with a new operator, Ventum Energy. Ventum is currently undertaking the repairs which should be completed during November 2007.

The Company’s share of the repair costs is $29,070. The Company paid this amount with a loan from Global Investment Group, Inc.

Total operating expenses were $42,256 and $254,221 for the quarter and nine months ended September 30, 2007, respectively as compared with $13,380 and $42,241 for the quarter and nine months ended September 30, 2006, respectively. The increase is primarily due to amortization recorded of the cost of the oil and gas leases of $18,668 and to an impairment of its investment in oil and gas leases of $159,716 for the nine months ended September 30, 2007.The impairment recorded was the result of anticipated revenue not being realized.. The cost of the oil and gas leases is being amortized to expense over the period of estimated production. No amortization was recorded during the quarter ended September 30, 2007 as no revenue was earned due to the well being under repair.

Funding of operations is still dependent on loans provided by Global Investment Group, Inc. as revenues have not yet reached a level where the Company is able to meet all its obligations from operations. The Company expects this situation to occur for at least the next few quarters.

The company intends to expand by acquiring additional working interests in other oil and gas wells. The company will also explore investments in other energy related enterprises. These future activities will be dependent upon the Company’s ability to raise additional funds. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management anticipates that the well in the BBB Area will produce cash flow sufficient to ensure that the Company will be able to continue as a going concern in the future. The Company currently does not have enough cash to continue operations for the next twelve months.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

b) Reports on Form 8-K

The Company has not filed any Current Reports on Form 8-K during the quarter ended September 30, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & GAS, INC

By: /s/ Arthur Johnson

Arthur Johnson
Principal Executive Officer,
President and Director