Form 10KSB
period 2007-12-31
Odyssey Oil & Gas, Inc.
filed 2008-03-13
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - KSB
CURRENT REPORT

PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Date of report (Date of earliest event reported): December 31, 2007

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10- KSB. ☐

The Company's revenues for the year ended December 31, 2007 were $7,450.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☒ No ☐

As of March 12, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant based on a value of $2.40 per share on March 12, 2008 was $17,598,000.

As of March 12, 2008, there were 36,097,500 shares of the registrant's Common Stock outstanding.

TABLE OF CONTENTS

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

RESEARCH AND DEVELOPMENT

The Company did not invest in research and development for the Better Buns or any other fitness product. Through December 31, 2007, CBM had invested $126,969 in research and development activities for the CSD system. This amount has been borne solely by CBM, and the Company does not expect in the near term to receive external funding for research and development activities. These expenditures have included retaining Averion, Inc., a clinical research organization, to assist in the development of clinical protocols, monitoring of clinical trials and analysis of data. CBM also pays for all expenses associated with its clinical trials, including fees charged by the Institutional Review Board and a fee per patient enrolled.

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

On November 21, 2007 we entered into a new phase of our strategy by acquiring a Uranium Prospect known as Springbok Flats in the Bele Bela District of South Africa.

The company intends to expand by acquiring additional Uranium Deposits in the Southern Africa Region.

On January 15, 2008, the Company’s well operator determined that the Leslie 1 Well of BBB Area, Wharton Texas, was no longer commercially viable and the well was plugged and abandoned.

EMPLOYEES

The Company currently employs one individual, Arthur Johnson, its sole director and officer. No compensation is currently being paid.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office facility is presently located in space owned by our sole officer. During 2007, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

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

As of March 12, 2008, there were 47 shareholders of record of our common stock and a total of 36,097,500 common shares outstanding.

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

On November 21, 2007 our Board of Directors authorized the purchase (the “Purchase”) of one hundred percent (100%) of a Uranium Prospect known as Springbok Flats in the Bela Bela District of South Africa. The rights are being held through MCA Uranium One (Pty) Ltd, a 49% (forty nine percent) owned subsidiary of Odyssey Oil & Gas, Inc. As a result of the Purchase, the Company issued 5,000,000 shares of the Company’s common stock at a purchase price of $.85 per share. A further 10,000,000 shares of the Company's common stock will be issued on receipt of the mining license and a further 25,000,000 shares of the Company's common stock will be issued within a period of 18 months upon proving up of the Uranium Reserves.

During 2007, the Leslie 1 Well of the BBB Area in Wharton Texas underwent various repairs to try and get the gas to start flowing again. The worst possible scenario occurred when it was discovered that the well had a split casing. All the partners in the well decided to allow Ventum Energy, the wells operator, to try and establish a gas pocket about half way up the well to trap the gas and pump it out. None of the repairs worked out the gas pocket did not materialize. On January 15th, 2008 it was decided to close up the well and abandon it.

EXPENSES AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

Statements of Operations Information

	Year ended Dec. 31, 2007	Year Ended Dec. 31, 2006	For the Period May 28, 2003 (Inception) to Dec. 31, 2007
Revenue	$7,450	$19,245	$26,695
Loss from continuing operations	(4,635,418)	(64,229)	(4,715,082)
Loss from discontinued operations	-	(70,500)	(4,026,761)
Loss from operations before income taxes	(4,635,418)	(140,836)	(4,735,490)
Net loss	(4,635,418)	(140,836)	(8,762,251)
Net loss per share basic and diluted:
Continuing operations	$(.15)	$-	$(.15)
Discontinued operations	-	-	(.14)
Total	$(.15)	$-	$(.29)
Weighted average number of shares outstanding during the period-basic and diluted	31,659,144	31,729,290	29,715,639

Balance Sheet Information

	Dec. 31, 2007	Dec. 31, 2006
Cash	$450	$0
Total Assets	450	274,442
Current Liabilities	295,983	196,557
Total Liabilities	295,983	196,557
Stockholders Equity (Deficiency)	(295,533)	77,885

Revenue reflects the Company’s share of income from its interest in the oil and gas lease. During 2007, the well incurred maintenance and repair issues and was closed for several months. In January 2008, the well was plugged and abandoned. The well first became online in October 2006.

Excluding acquisition costs of $4,250,000 relating to the acquisition of a Uranium Prospect, total operating expenses increased to $377,973 from $83,474 for the year ended December 31, 2006. The increase was primarily due to the impairment of the well as a result of it being plugged and abandoned. The cost of the oil and gas lease was originally being amortized to expense over the period of estimated production. For the years ended December 31, 2007 and 2006, amortization of $18,668 and $14,732 was recorded, respectively. The loss from continuing operations was $4,635,418.

With the exchange of ownership in CardioBioMedical Corporation with the original stockholders, the operations of CardioBioMedical Corporation have been reclassified to discontinued operations.

Total assets consists of cash of $450. Total liabilities consists of accounts payable of $87,085 and amounts due to related party of $208,898. This related party funded all operating and oil and gas well development costs during the year and continues to do so.

PLAN OF OPERATIONS

During December 2006 the well was shut down for some major repairs. Mud had leaked into the well and reduced the gas flow significantly. The well was brought back online and gas started to flow in February 2007. Our share of the repair costs was $12,554. The well was again shut down soon after starting up again due to a significant loss of pressure in the well. It was found that the casing had in fact cracked and the only way to repair the well was either to re-drill the well at an enormous cost or try and trap the gas in an anomaly half way up the well. The latter was tried but also proved to be unsuccessful. Our share of the costs was $51,886. In January 2008 it was decided to abandon the well.

On November 21, 2007 the Company purchased a Uranium Prospect known as Springbok Flats in the Bela Bela District, South Africa. The rights are being held through the company MCA Uranium One (Pty) Ltd a 49% (forty nine percent) owned subsidiary of Odyssey Oil & Gas, Inc

The Company intends to commence prospecting and proving up the reserves of Uranium during 2008.

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

ITEM 7. FINANCIAL STATEMENTS.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2007

PAGES	4 – 6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2007

PAGES	7 – 8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2007

PAGES	9 – 17	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Odyssey Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Odyssey Oil & Gas, Inc. and subsidiary (a development stage company) as of December 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 (consolidated) and 2006 and for the period from May 23, 2006 (inception) to December 31, 2007 (consolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Odyssey Oil & Gas, Inc. and subsidiary (a development stage company) as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 (consolidated) and 2006 and for the period from May 23, 2006 (inception) to December 31, 2007 (consolidated) in conformity with accounting principles generally acceptec in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company is in the development stage with an accumulated deficit of $5,016,659, a working capital deficiency of $295,533 and a negative cash flow from operations of $1,115,202 from inception. These factors raise substantial doubt about the Company's  ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 6, 2008

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash	$450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,085
Loans payable and accrued interest – related parties	208,898
Total Current Liabilities	295,983

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 36,097,500 shares issued and outstanding	3,610
Additional paid-in capital	4,717,516
Accumulated deficit during development stage	(5,016,659)
Total Stockholders’ Equity (Deficit)	(295,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$450

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2007 (Consolidated)	For The Year Ended December 31, 2006	For The Period From May 28, 2003 (Inception) To December 31, 2007

REVENUE	$7,450	$19,245	$26,695

OPERATING EXPENSES
Drilling costs and expenses	51,886	-	51,886
General and administrative	25,437	24,876	53,572
Professional fees	34,051	43,866	104,988
Amortization	18,668	14,732	33,400
Impairment of investment in oil and gas leases	247,931	-	247,931
Acquisition costs	4,250,000	-	4,250,000
Total Operating Expenses	4,627,973	83,474	4,741,777

LOSS FROM CONTINUING OPERATIONS	(4,620,523)	(64,229)	(4,715,082)

OTHER INCOME AND (EXPENSE)
Interest income	-	-	2,789
Interest expense	(14,895)	(6,107)	(23,197)
Total Other Income and (Expense)	(14,895)	(6,107)	(20,408)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,635,418)	(70,336)	(4,735,490)

Provision for Income Taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,635,418)	(70,336)	(4,735,490)

LOSS FROM DISCONTINUED OPERATIONS	-	(70,500)	(4,026,761)

NET LOSS	$(4,635,418)	$(140,836)	$(8,762,251)

NET LOSS PER SHARE – BASIC AND DILUTED
Continuing operations	$(.15)	$-	$(.15)
Discontinued operations	-	-	(.14)
	$(.15)	$-	$(.29)

Weighted average number of shares outstanding during the period - basic and diluted	31,659,144	31,729,290	29,715,639

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2007

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

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2007

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

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

In-kind contribution	-	-	-	-	12,000	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(22,077,509)	(2,208)	(3,216,157)	3,745,592	527,227

Common stock issued to purchase investment in oil and gas leases ($.008 per share)	-	-	20,000,000	2,000	163,000	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	(140,836)

Balance, December 31, 2006	-	-	31,097,500	3,110	456,016	(381,241)	77,885

In-kind contribution	-	-	-	-	12,000	-	12,000

Common stock issued to acquire 100% of outstanding common shares of Uranium Acquisition Corp., Inc.	-	-	5,000,000	500	4,249,500	-	4,250,000

Net loss, 2007	-	-	-	-	-	(4,635,418)	(4,635,418)

BALANCE, DECEMBER 31, 2007	-	$-	36,097,500	$3,610	$4,717,516	$(5,016,659)	$(295,533)

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2007 (Consolidated)	For The Year Ended December 31, 2006	For The Period From May 28, 2003 (Inception) To December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,635,418)	$(140,836)	$(8,762,251)
Net loss from discontinued operations	-	(70,500)	(4,026,761)
Loss from continuing operations	(4,635,418)	(70,336)	(4,735,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In kind contribution	12,000	9,000	21,000
Amortization	18,668	14,732	33,400
Impairment of investment in oil and gas leases	247,931	-	247,931
Acquisition costs	4,250,000	-	4,250,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,843	(7,843)	-
Increase (decrease) in accounts payable and accrued expenses	(8,661)	155,802	101,980
Cash flows from operating activities in continuing operations	(107,637)	161,355	(81,179)
Cash flows from operating activities in discontinued operations	-	(7,568)	(1,034,023)
Net Cash Provided By (Used In) Operating Activities	(107,637)	93,787	(1,115,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(116,331)	(116,331)
Cash flows from investing activities in continuing operations	-	(116,331)	(116,331)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Used In Investing Activities	-	(116,331)	(116,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder loans	-	(609)	(609)
Loans payable – related parties	108,087	81,387	189,474
Cash flows from investing activities in continuing operations	108,087	80,778	188,865
Cash flows from investing activities in discontinued operations	-	(59,932)	1,043,118
Net Cash Provided By Financing Activities	108,087	20,846	1,231,983

NET INCREASE (DECREASE) IN CASH	450	(1,698)	450

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	1,698	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$450	$-	$450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$456	$1,824

Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On November 20, 2007, the Company issued 5 million common shares to acquire 100% of the outstanding common shares of Uranium Acquisition Corp., Inc.

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

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is a Florida corporation incorporated on August 9, 2001. The Company owns and derives revenue from its 10% working interest in oil and gas leases located in Texas. Subsequent to December 31, 2007, at the recommendation of the operator, the gas well was plugged and abandoned. The investment in the oil and gas leases was expensed (Note 3). Through its acquisition of Uranium Acquisition Corp. Inc., the Company owns a 49% interest in a South African company which owns a nonoperating uranium mine in the Bela Bela district in South Africa (Note 2).

(B) Principles of Consolidation

The financial statements for 2007 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and Uranium Acquisition Corp., Inc. (a development stage company) through the date of acquisition of November 20, 2007. The financial statements for 2006 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and CardioBioMedical Corporation (a development stage company) through the date of exchange on April 21, 2006. All intercompany accounts during periods of consolidation have been eliminated.

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

Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

As a result of the transactions referred to in Note 5(D), Centurion Gold Holdings, Inc., a related public company, owns approximately 32% of the Company (64% as of December 31, 2006).

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

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

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans payable - related parties approximate fair value due to the relatively short period to maturity for these instruments.

(E) Revenue Recognition

Revenue from its interest in the oil and gas leases is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred and if collectibility of the revenue is probable.

(F) Income Taxes

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

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

(G) Loss Per Share

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	ACQUISITION OF MINING COMPANY

On November 20, 2007, the Company acquired 100% of the outstanding common shares of Uranium Acquisition Corp., Inc., a Florida development stage company through a share purchase agreement. Uranium Acquisition Corp., Inc. owns a 49% interest in MCA Uranium One (Pty) Limited, a South African company which owns a nonoperating uranium mine in the Bela Bela district in South Africa. The share purchase agreement also requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. Should the Company provide the majority of the financial support of MCA Uranium One (Pty) Limited, the Company may be required to consolidate under FIN46R, “Consolidation of Variable Interest Entities.”

The Company issued 5 million restricted common shares with a fair value of $4,250,000 ($.85 per share based upon latest traded closing price). Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations,” the purchase price has been expensed as acquisition costs.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

Uranium Acquisition Corp., Inc. had no operations since the date of acquisition.The Company accounts for its 49% interest in MCA Uranium One (Pty) Limited on the equity method. Under the equity method, the Company recognizes its share of the net income or loss which increases or reduces its investment.

NOTE 3	INVESTMENT IN OIL AND GAS LEASES

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company. The investment was recorded at historical cost equal to the amount recorded by Centurion Gold Holdings, Inc. The investment is being accounted for under the cost method of accounting. During the years ended December 31, 2007 and 2006, an additional $0 and $116,331 was incurred for the Company’s share of oil well development costs of which $97,141 was paid by related parties (See Note 4).

The Company accounts for any impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred. Subsequent to December 31, 2007, at the recommendation of the operator, the gas well was plugged and abandoned. The unamortized cost of the investment in oil and gas leases of $247,931 as of December 31, 2007 was expensed. As of December 31, 2006, no impairment was recognized.

NOTE 4	LOANS PAYABLE - RELATED PARTIES

During the year ended December 31, 2007, a third party advanced an additional $108,087 in payment of operating and oil well development expenses. The advances are unsecured, bear interest at 10% per annum and are due on demand. Loans payable - related parties include accrued interest of $20,033.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During 2003, the Company issued 2,500 shares of common stock to its founder for cash of $250 ($0.10 per share).

During 2003, the Company issued 800,000 shares of common stock for cash of $80,000 ($0.10 per share).

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

During 2003, the Company issued 277,778 shares of common stock for cash of $125,000 ($0.45 per share).

During 2004, the Company issued 672,231 shares of common stock for cash of $302,503 ($0.45 per share).

During 2005, the Company issued 11,097,500 shares of common stock to the stockholders of Advanced Sports upon completion of the merger.

(B) Common Stock Issued for Services

During 2003, the Company issued 7,125,000 shares of common stock for officer compensation valued for financial accounting purposes at $712,500 ($0.10 per share) based upon recent cash offering prices. The initial 2,500 shares issued upon formation of the corporation were valued at a recent cash offering price of $.10 per share.

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

(C) In-Kind Contribution

During 2007 and 2006, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

(D) Common Stock Issued in Exchange of Assets

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 22,077,509 common shares of Odyssey and the warrant issued to purchase 6,500,000 shares of the Company’s common stock was cancelled based on the book value of assets and liabilities on the date of exchange (See Note 8).

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company (See Note 3).

On November 20, 2007, the Company issued 5 million restricted common shares with a fair value of $4,250,000 ($.85 per share based upon latest traded closing price) to acquire 100% of the outstanding common shares of Uranium Acquisition Corp., Inc. (See Note 2).

NOTE 6	RELATED PARTY TRANSACTIONS

See Notes 3 and 4.

NOTE 7	INCOME TAXES

Income tax expense (benefit) for the periods ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Current:
Federal	$-	$-
State	-	-
Deferred - Federal and State	-	-

Income tax expense (benefit)	$-	$-

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2007 and 2006 as follows:

	2007	2006

U.S. Federal income tax expense (benefit)	$(1,576,042)	$(47,884)
State income tax expense (benefit)	(168,266)	(5,112)
Permanent difference	1,603,791	31,045
Impairment	93,296	-
Effect on net operating loss carryforward	47,221	21,952

	$-	$-

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$69,173	$21,952
Total gross deferred tax assets	69,173	21,952
Less valuation allowance	(69,173)	(21,952)

Net deferred tax assets	$-	$-

At December 31, 2007, the Company had a net operating loss carryforward of approximately $183,800 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2027. All other losses incurred by the Company prior to the change in control are not available due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. The net change in the valuation allowance during the year ended December 31, 2007 was an increase of $47,221.

NOTE 8	DISCONTINUED OPERATIONS

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

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Purchase Agreement

During November 2007, the Company signed an agreement under which it acquired 49% of the outstanding shares of Uranium Acquisition Corp., Inc. (“Uranium”), a Florida corporation. The agreement called for the Company to issue 5 million shares of Company stock upon signing of the agreement. The agreement also calls for the Company to issue 10 million shares upon approval of a mining license. In addition, the agreement calls for the Company to deliver 25 million shares of common stock ,within18 months of the signature of the agreement, upon the proving up of uranium reserves being substantially the same as per the “Summary of Geological Area and Write up” presented by Mineral Capital Assets.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $5,016,659, a working capital deficiency of $295,533 and a negative cash flow from operations of $1,115,202 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Through its acquisition of Uranium Acquisition Corp., Inc. on November 20, 2007 (see Note 2), management anticipates that its interest in the uranium mine will produce sufficient revenue and cash flow by the end of the next fiscal year to ensure the Company will continue as a going concern. To date, operating expenses have been mostly funded by related parties (see Note 4).

NOTE 11	SUBSEQUENT EVENT

Subsequent to December 31, 2007, the third party referred to in Note 4 advanced an additional $7,500 in payment of operating expenses.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

OFFICERS AND DIRECTORS

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

ITEM 9A. CONTROLS AND PROCEDURES

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to employees, officers and directors. The Code of Ethics was filed as Exhibit 14.1 to the Company's Form 10-KSB filed for the year ended December 31, 2004.

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s sole officer who is our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

The Company’s sole officer who is our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

Webb & Company, P.A., the Company’s independent registered public accounting firm, has not issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting since we are not yet required to comply with this provision of Section 404(B) of the Sarbanes-Oxley Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of December 31, 2007, the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and (iv) all current directors and executive officers as a group.

Name and Address of Amount and Nature of Beneficial Owner Beneficial Ownership (1) Percent of class

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner(1)	Percent of Class

Centurion Gold Holdings, Inc. 5005 Riverway # Houston, TX 77056	9,940,000	31.9%
Daros Limited P.O.Box 363 Rivonia, 2128 South Africa	4,000,000	12.3%
Blue Dove Trust P.O.Box 363 Rivonia, 2128 South Africa	4,000,000	12.3%
Curtis Olschansky 9700 Via Emilie Boca Raton, FL 33428	3,765,000	12.2%

All current directors and executive officers as a group	0	0.00%

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

During 2005, 2006 and 2007, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

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

During 2007 and 2006, a related party advanced the Company an additional $108,087 and $81,387 in payment of operating an oil well development expenses, respectively. The advances are unsecured, bear interest at 10% per annum and are due on demand.

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

During October 2003, the Company received non-interest bearing, unsecured, demand working capital loans in the amount of $5,000 from Mr. Olschansky, its former principal executive officer and director, and $5,000 from Meredith Dodrill, a significant stockholder. These loans were forgiven in full in connection with the Merger. During May 2005, the Company received a non-interest bearing, unsecured, demand working capital loan of $5,750 from Mr. Olschansky, its former principal executive officer and director. This loan was forgiven in full in connection with the Merger. Meredith Dodrill, a significant stockholder of the Company, is married to James Dodrill, who served as corporate legal counsel for the Company. Mr. Dodrill also acted as interim President of the Company upon its inception. As of July 31, 2004, Mr. Dodrill was owed $50,000 for legal services provided to the Company, which amount was forgiven in full in connection with the Merger.

Because of their initiatives in founding and organizing the Company, Mr. and Mrs. Dodrill may both be considered promoters of the Company. Mrs. Dodrill is presently the holder of 300,000 shares of our common stock, which were issued in exchange for the forgiveness of expenses payable to Mrs. Dodrill totaling $10,000.

ITEM 13. EXHIBITS

EXHIBIT 31.1 CEO AND CFO CERTIFICATION

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A) Audit Fees

The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended December 31, 2007 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2007 were $12,929.

The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended December 31, 2006 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2006 were $16,000.

(B) Audit-Related Fees

None.

(C) Tax Fees

None

(D) All Other Fees

None.

DESCRIPTION OF SECURITIES

The only securities of the Company currently outstanding are shares of its common stock, $.0001 par value. The Company is authorized to issue 250,000,000 shares of its common stock and 20,000,000 million shares of preferred stock, $.0001 par value, although no classes or series of preferred stock have been designated. The Board of Directors of the Company is authorized by the Company's Amended and Restated Articles of Incorporation to fix the number and designations, powers, preferences, rights and restrictions of any such class or series of preferred stock.

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

Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

The Company's common stock was approved for unpriced quotation on the Over-the-Counter Bulletin Board on October 19, 2004. It trades under the symbol OOGI.OB. High and low bid information for the Company's common stock is not currently available.

As of December 31, 2007, there were 42 shareholders of record of our common stock and a total of 36,097,500 shares outstanding.

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

None

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

On November 21, 2007 our Board of Directors authorized the purchase (the “Purchase”) of one hundred percent of a Uranium Prospect known as Springbok Flats in the Bela Bela District, South Africa. The rights are being held through the company MCA Uranium One (Pty) Ltd a wholly owned subsidiary of Odyssey Oil & Gas, Inc. As a result of the purchase, the Company issued 5,000,000 shares of the Company’s common stock. A further 10,000,000 shares of the Company's common stock will be issued on receipt of the mining license and a further 25,000,000 shares of the Company's common stock will be issued within a period of 18 months upon proving up of the Uranium Reserves.

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

On April 21, 2006, with the Purchase referred to above, the Company disposed of CBM and returned to treasury 22,077,509 shares of the issued and outstanding common. As a result of the Purchase, Centurion Gold Holdings, Inc. became the controlling stockholder of the Company as a result of their ownership of approximately 64.3% (31.9% as of December 31, 2007) of the outstanding shares of common stock.

There are no other arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company or which relate to the election of directors or other matters.

The Board of Directors of the Company consisted on one member Arthur Johnson.

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

ODYSSEY OIL AND GAS, INC.
(Registrant)

Dated: March 12, 2008

By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President, and Chief Financial Officer