Form 10-Q
period 2008-03-31
Odyssey Oil & Gas, Inc.
filed 2008-05-19
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
or organization)

18 George Avenue
Rivonia, 2128 South Africa
Address of Principal Executive Offices

+27 (11) 807-1446

(Issuer's telephone number)

Check whether the issuer: (1) filed all documents reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 19, 2008 was 108,742,500 shares.

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

Item 1. Financial Statements

Unaudited financial statements as of the quarter ended March 31, 2008 are submitted in compliance with Rule 210.8-03 of Regulation S-X.

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

In September 2005, the Company changed focus in connection with the Merger of a wholly-owned subsidiary of the Company and CardioBioMedical Corporation (“CBM”), a Delaware corporation. The subsidiary merged with and into CBM, with CBM as the surviving corporation which became a subsidiary of the Company. The consideration for the merger consisted of 66,232,527 shares of the Company common stock, $.0001 par value, payable on a one-for-one basis to the consenting shareholders of CBM and a warrant, exercisable beginning January 1, 2008, to purchase 19,500,000 shares of the Company common stock at a purchase price of $.003 per share payable to the sole warrant holder of CBM in exchange for an equivalent CBM warrant.

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

1

The Company was not having much success with CardioBioMedical Corporation and on April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 66,232,527 shares of Odyssey common stock with the original stockholders. In addition, we changed the name of the Company to Odyssey Oil & Gas, Inc to reflect our new strategy.

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

On November 21, 2007 we entered into a new phase of our strategy by acquiring a Uranium Prospect known as Springbok Flats in the Bela Bela District of South Africa.

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

Critical Accounting Policies and Changes to Accounting Policies

The Company historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

Investment in Mining Company.. Through its acquisition of Uranium Acquisition Corp., Inc., the Company owns a 49% interest in MCA Uranium One (Pty) Limited (“MCA”), a South African company which owns a non operating Uranium mine in the Bela Bela district in South Africa.  The Company has recently been providing all financial support of MCA, and in accordance with FIN 46R, “Consolidation of variable Interest Entities,” MCA has been consolidated with the Company.

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

Recent Developments

During the quarter ended March 31, 2008, Global Investment Group, Inc., a third party, loaned the Company an additional $10,550 for partial payment of accounts payable due as of December 31, 2007 and other operating expenses. Such loan bears interest at 10% per annum, are unsecured and are due on demand.

2

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

Management’s Discussion and Analysis and Plan of Operations

Unlike the quarter ended March 31, 2007, no revenue was earned from the oil and gas lease during the quarter ended March 31, 2008 as the well was permanently plugged and abandoned in January 2008.

Total operating expenses increased to $112,831 from $23,833 for the quarter ended March 31, 2007. The increase was primarily due to consulting fees expensed of $91,875 relating to the transferring of prospecting rights to MCA Uranium One (Pty) Limited.

Total assets consists of cash of $667. Total liabilities consists of accounts payable of $94,570 and amounts due to related party of $224,286. This related party, Global Investment Group, Inc. funded all operating costs during the quarter and continues to do so. The Company expects this situation to occur for at least the next few years.

The Company intends to commence prospecting and proving up the reserves of Uranium during 2008. Funding is expected to be provided by Global Investment Group, Inc.

The company intends to expand by acquiring additional working interests in other oil and gas wells and to explore investments in other energy related enterprises. These future activities will be dependent upon the Company’s ability to raise additional funds. Currently, the Company does not have sufficient cash to continue operations for the next twelve months. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management anticipates that through its interest in the uranium mine, it will produce sufficient revenue and cash flow by the end of the next fiscal year to ensure the Company will continue as a going concern.

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

The current mailing address of the Company is 6248 NW 32nd Terrace, Boca Raton, FL 33496.

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

3

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

b) Reports on Form 8-K

The Company has not filed any Current Reports on Form 8-K during the quarter ended March 31, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & GAS, INC

By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President and Director

4

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

PAGES	F-3 –F- 4	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

PAGES	F-5– F-6	CONDENSED CONSOLIDTAED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED)

PAGES	F-7 –F-11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$667	$450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,570	$87,085
Loans payable and accrued interest - related parties	224,286	208,898
Total Current Liabilities	318,856	295,983

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 108,742,500 and 108,292,500 shares issued and outstanding, respectively	10,875	3,610
Additional paid-in capital	5,080,751	4,717,516
Deferred stock compensation	(275,625)	-
Accumulated deficit during development stage	(5,134,328)	(5,016,659)
Accumulated other comprehensive income	138	-
Total Stockholders' Equity (Deficit)	(318,189)	(295,533)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$667	$450

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

			For the
			Period From
	For the Three	For the Three	May 28,2003
	Months Ended	Months Ended	(Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008

REVENUE	$-	$4,790	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	51,886
General and administrative	99,675	7,313	153,247
Professional fees	13,156	17,966	118,144
Amortization	-	3,344	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Acquisition costs	-	-	4,250,000
Total Operating Expenses	112,831	28,623	4,854,608

LOSS FROM CONTINUING OPERATIONS	(112,831)	(23,833)	(4,827,913)

OTHER INCOME (EXPENSE)
Interest income	-	-	2,789
Interest expense	(4,838)	(2,766)	(28,035)
Total Other Expense	(4,838)	(2,766)	(25,246)

LOSS BEFORE DISCONTINUED OPERATIONS	(117,669)	(26,599)	(4,853,159)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,026,761)

LOSS BEFORE PROVISION FOR INCOME TAXES	(117,669)	(26,599)	(8,879,920)

Provision for income taxes	-	-	-

NET LOSS	(117,669)	(26,599)	(8,879,920)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	138	-	138

COMPREHENSIVE LOSS	$(117,531)	$(26,599)	$(8,879,782)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$-	$-	$(0.06)
Discontinued operations	-	-	(0.04)

Net loss per share - basic and diluted	$-	$-	$(0.10)

Weighted average number of shares outstanding during the period - basic and diluted	108,396,346	279,877,500	90,164,755

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the
			Period From
	For the Three	For the Three	May 28,2003
	Months Ended	Months Ended	(Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,669)	$(26,599)	$(8,879,920)
Net loss from discontinued operations	-	-	(4,026,761)
Loss from continuing operations	(117,669)	(26,599)	(4,853,159)

Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contributions	94,875	3,000	115,875
Amortization	-	3,344	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Acquisition costs	-	-	4,250,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	3,053	-
Increase (decrease) in accounts payable and accrued expenses	12,323	(37,386)	114,303
Cash flows from operating activities in continuing operations	(10,471)	(54,588)	(91,650)
Cash flows from operating activities in discontinued operations	-	-	(1,034,023)
Net Cash (Used) in Operating Activities	(10,471)	(54,588)	(1,125,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(116,331)
Cash flows from investing activities in continuing operations	-	-	(116,331)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash (Used) in Investing Activities	-	-	(116,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder's loans	-	-	(609)
Loan payable - related parties	10,550	54,588	200,024
Cash flows from financing activities in continuing operations	10,550	54,588	199,415
Cash flows from financing activities in discontinued operations	-	-	1,043,118
Net Cash Provided By in Financing Activities	10,550	54,588	1,242,533

EFFECT ON EXCHANGE RATE ON CASH	138	-	138

NET INCREASE IN CASH	217	-	667
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	450	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$667	$-	$667

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

For the
Period From
	For the Three	For the Three	May 28,2003
	Months Ended	Months Ended	(Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-	$1,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During March 2008, the Company issued 450,000 shares of common stock with a fair value of $367,500 to a consultant for services.

On November 20, 2007, the Company issued 15 million common shares of common stock to acquire 100% of the outstanding common shares of Uranium Acquisition Corp., Inc.

On April 21, 2006, the Company issued 60 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 from a related public company.

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 66,232,527 common shares of Odyssey and the warrants to purchase 19,500,000 shares of the Company's common stock was cancelled.

During 2003, the Company issued 49,500,000 shares of common stock with a fair value of $1,650,000 for the license rights to the bio-cybernetic technology and frequency analysis technology.

During 2005, the Company cancelled 49,500,000 shares of common stock with a fair value of $495,000 for the termination of the exclusive rights to the bio-cybernetic technology and frequency analysis technology.

During 2005, the Company issued warrants to purchase 19,500,000 shares of common stock at $.003 for the non-exclusive rights to the bio-cybernetic technology and frequency analysis technology valued at $143,238.

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2008
(UNAUDITED)

						Accumulated
						Deficit	Accumulated
					Additional	During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

Common stock issued to founders for cash ($.03 per share)	$-	$-	$7,500	$1	$249	$-	$-	$-	$250

Common stock issued for license ($.03 per share	-	-	49,500,000	4,950	1,645,050	-	-	-	1,650,000

Common stock issued to officer as compensation ($.03 per share)	-	-	21,375,000	2,138	710,362	-	-	-	712,500

Common stock issued for cash ($.03 per share)	-	-	2,400,000	240	79,760	-	-	-	80,000

Common stock issued for cash ($.15 per share)	-	-	833,334	83	124,917	-	-	-	125,000
									-
Common stock issued to consultant for services ($.03 per share)	-	-	24,600,000	2,460	817,540	-	-	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	-	-	(1,737,805)

Balance, December 31, 2003	-	-	98,715,834	9,872	3,377,878	(1,737,805)	-	-	1,649,945

Common stock issued for cash ($.15 per share)	-	-	2,016,693	202	302,301	-	-	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	-	-	(551,203)

Balance, December 31, 2004	-	-	100,732,527	10,074	3,680,179	(2,289,008)	-	-	1,401,245

Common stock issued in reverse merger	-	-	33,292,500	3,329	(3,329)	-	-	-	-

Common stock issued to consultant for services ($.01 per share)	-	-	15,000,000	1,500	148,500	-	-	-	150,000

Common stock cancelled related to license rights ($.01 per share)	-	-	(49,500,000)	(4,950)	(490,050)	-	-	-	(495,000)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Warrants issued for non-exclusive license	-	-	-	-	143,238	-	-	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	-	-	(1,696,989)

Balance, December 31, 2005	-	-	99,525,027	9,953	3,490,538	(3,985,997)	-	-	(485,506)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(66,232,527)	(6,623)	(3,211,742)	3,745,592	-	-	527,227

Common stock issued to purchase investment in oil and gas leases ($.003 per share)	-	-	60,000,000	6,000	159,000	-	-	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	-	-	(140,836)

Balance, December 31, 2006	-	-	93,292,500	9,330	449,796	(381,241)	-	-	77,885

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common shares issued to acquire 100% of outstanding common shares of Uranium Acquisition Corp., Inc.	-	-	15,000,000	1,500	4,248,500	-	-	-	4,250,000

Net loss, 2007	-	-	-	-	-	(4,635,418)	-	-	(4,635,418)

Balance, December 31, 2007	-	-	108,292,500	10,830	4,710,296	(5,016,659)	-	-	(295,533)

In-kind contribution	-	-	-	-	3,000	-	-	-	3,000

Common stock issued to consultant for services ($.82 per share)	-	-	450,000	45	367,455	-	-	(275,625)	91,875

Other comprehensive income	-	-	-	-	-	-	138	-	138

Net loss for the three months ended March 31, 2008	-	-	-	-	-	(117,669)	-	-	(117,669)

Balance, March 31, 2008	$-	$-	$108,742,500	$10,875	$5,080,751	$(5,134,328)	$138	$(275,625)	$(318,189)

See accompanying notes to financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2007.

The financial statements for 2008 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and Uranium Acquisition Corp., Inc. (a development stage company) from the date of acquisition of November 20, 2007. All intercompany accounts during the period of consolidation have been eliminated.

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders. All amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations. CardioBioMedical Corporation originally merged with Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) on September 23, 2005.

As a result of the transaction referred to above, Centurion Gold Holdings, Inc., a related public company, owns approximately 55% of the Company.

Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

(B) Investment in Mining Company

Through its acquisition of Uranium Acquisition Corp., Inc., the Company owns a 49% interest in MCA Uranium One (Pty) Limited (“MCA”), a South African company which owns a nonoperating uranium mine in the Bela Bela district in South Africa. The Company has recently been providing all financial support of MCA, and in accordance with FIN 46R, “Consolidation of variable Interest Entities,” MCA has been consolidated with the Company.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2008 and 2007, there were no common stock equivalents.

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

(F) Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of changes in stockholders' equity resulting from non-owner sources. Comprehensive income is the total of net income (loss) and other comprehensive income. For the Company, other comprehensive income is comprised entirely of foreign currency translation adjustments.

(G) Stock Split

Effective May 1, 2008, the Board of Directors approved a 3 for 1 stock split. As a result of the stock split, all share and per share data have been retroactively adjusted to give effect to the stock split.

(H) Recent Pronouncements

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

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	LOANS PAYABLE – RELATED PARTY

During the three months ended March 31, 2008, a third party advanced an additional $10,550 in partial payment of accounts payable due as of December 31, 2007 and other operating expenses. The advances are unsecured, bear interest at 10% per annum and are due on demand. Loans payable - related party include accrued interest of $29,208. Subsequent to March 31, 2008, an additional $4,600 was advanced.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During 2003, the Company issued 7,500 shares of common stock to its founder for cash of $250 ($0.033 per share).

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

During 2003, the Company issued 2,400,000 shares of common stock for cash of $80,000 ($0.33 per share).

During 2003, the Company issued 833,334 shares of common stock for cash of $125,000 ($0.15 per share).

During 2004, the Company issued 2,016,693 shares of common stock for cash of $302,503 ($0.15 per share).

During 2005, the Company issued 33,292,500 shares of common stock to the stockholders of Advanced Sports upon completion of the merger.

(B) Common Stock Issued for Services

During 2003, the Company issued 21,375,000 shares of common stock for officer compensation valued for financial accounting purposes at $712,500 ($0.033 per share) based upon recent cash offering prices. The initial 7,500 shares issued upon formation of the corporation were purchased for $.033 per share.

During 2003, the Company issued 49,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.033 per share, the price paid for the initial 7,500 shares issued upon formation of the corporation) based upon recent cash offering prices. During 2005, these 49,500,000 shares of common stock were cancelled pursuant to a settlement agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 19,500,000 common shares at $ .003 per share was issued for the nonexclusive right to the technology. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years. The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

During 2003, the Company issued 24,600,000 shares of common stock for consulting services valued for financial accounting purposes at $820,000 ($0.033 per share) based upon recent cash offering prices.

During 2005, the Company issued 15,000,000 shares of common stock to its Chief Executive Officer and President in recognition and consideration of his service as an officer and director of the Company since June 2003 and his contributions to the progress and development of the Company. For financial accounting purposes, these shares were valued at $150,000 ($0.01 per share) based upon recent market prices of the Company.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

Effective January 1 2008, the Company entered into three one year contracts for consulting services. As consideration, the Company issued 450,000 shares of common stock valued for financial accounting purposes at $367,500 ($.82 per share) based upon recent market prices of the Company. The value of the services is being recognized over the contract term. As of March 31, 2008, the Company has recorded $91,875 as consulting expense.

(C) In-kind Contribution

During the three months ended March 31, 2008, the Company recorded additional paid-in capital of $3,000 for the fair value of rent contributed to the Company by its president.

During 2007, 2006 and 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent contributed to the Company by its president.

(D) Common Stock Issued in Exchange of Assets

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders for 66,232,527 common shares of Odyssey and the warrant issued to purchase 19,500,000 shares of the Company’s common stock was cancelled based on the book value of assets and liabilities on the date of exchange.

On April 21, 2006, the Company issued 60 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.003 per share) from Centurion Gold Holdings, Inc., a related public company.

NOTE 4	RELATED PARTY TRANSACTIONS

See Notes 2 and 3.

NOTE 5	DISCONTINUED OPERATIONS

On April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 66,232,527 shares of Odyssey common stock to the original stockholders. Accordingly, all amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations. The net book value of assets and liabilities of CardioBioMedical Corporation was recorded as a distribution on the date of exchange. The loss from discontinued operations was equal to operating expenses of CardioBioMedical Corporation.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A) Purchase Agreement

During November 2007, the Company signed an agreement under which it acquired 49% of the outstanding shares of Uranium Acquisition Corp., Inc. (“Uranium”), a Florida corporation. The agreement called for the Company to issue 15 million shares of Company stock upon signing of the agreement. The agreement also calls for the Company to issue 30 million shares upon approval of a mining license. In addition, the agreement calls for the Company to deliver 75 million shares of common stock ,within 18 months of the signature of the agreement, upon the proving up of uranium reserves being substantially the same as per the “Summary of Geological Area and Write up” presented by Mineral Capital Assets.

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

NOTE7	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $5,134,238, a working capital deficiency of $318,189 and net cash used in operations of $1,125,673 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Through its acquisition of Uranium Acquisition Corp., Inc. on November 20, 2007, management anticipates that its interest in the uranium mine will produce sufficient revenue and cash flow by the end of the next fiscal year to ensure the Company will continue as a going concern. To date, operating expenses have been mostly funded by related parties (see Note 4).