Form 10-Q
period 2008-06-30
Odyssey Oil & Gas, Inc.
filed 2008-08-18
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer |_|         Accelerated filer |_|

Non-accelerated filer (Do not check if a smaller reporting company) |_|

Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of August 18, 2008 was 143,742,500 shares.

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

Item 1. Financial Statements

Unaudited financial statements as of the quarter ended June 30, 2008 are submitted in compliance with Rule 210.8-03 of Regulation S-X.

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

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa. This acquisition continues the Company’s strategy of investing in energy related enterprises.

Critical Accounting Policies and Changes to Accounting Policies

The Company historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

Investment in Mining Company. Through its acquisition of Uranium Acquisition Corp., Inc., the Company owns a 49% interest in MCA Uranium One (Pty) Limited (“MCA”), a South African company which owns a non operating Uranium mine in the Bela Bela district in South Africa.  The Company has recently been providing all financial support of MCA, and in accordance with FIN 46R, “Consolidation of variable Interest Entities,” MCA has been consolidated with the Company.

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

Impairment

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

Foreign Currency Translation

The functional currency of the Company is the United States Dollar.  The financial statements of the Company are translated to United States dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).

Management’s Discussion and Analysis and Plan of Operations

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa. The Company issued 35 million restricted common shares with a fair value of $21,700,000. An additional 75 million restricted common shares are contingent upon the occurrence of future specific events. The excess of the purchase price over the fair value of net assets acquired of $21,717,235 was assigned to the bio-fuels plant development contract. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, the intangible asset was impaired during the six months ended June 30, 2008 and expensed.

During the quarter ended June 30, 2008, Global Investment Group, Inc., a third party, loaned the Company an additional $28,000 for partial payment of accounts payable due as of March 31, 2008 and other operating expenses. The loan bears interest at 10% per annum, is unsecured and is due on demand.

Unlike the quarter and six months ended June 30, 2007, no revenue was earned from the oil and gas lease during the quarter and six months ended June 30, 2008 as the well was permanently plugged and abandoned in January 2008.

Excluding the impairment of the bio-fuels development contract relating to the acquisition of ALG Bio Oils Limited and the impairment of investment in oil and gas leases, total operating expenses increased to $225,711 from $52,249 for the six months ended June 30, 2007. The increase was primarily due to consulting fees expensed of $183,750 relating to the transferring of prospecting rights to MCA Uranium One (Pty) Limited.

Total assets consist of cash of $3,022. Total liabilities consist of accounts payable of $84,422 and amounts due to related parties totaling $277,329. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited funded all operating costs during the quarter and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

The Company intends to commence prospecting and proving up the reserves of Uranium during 2008. Funding is expected to be provided by Global Investment Group, Inc.

The Company intends on building a pilot plant for the bio fuel project at Boshoek in accordance with the terms of the Letter of Intent with Xstrata Alloys during 2008. Based on verbal discussions we intend to obtain funding from Xstrata Alloys to build the pilot plant.

The company intends to expand by acquiring additional working interests in other oil and gas wells and to explore investments in other energy related enterprises. These future activities will be dependent upon the Company’s ability to raise additional funds. Currently, the Company does not have sufficient cash to continue operations for the next twelve months. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management has received verbal assurances from the related parties referred to above that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to develop its interests in MCA and ALG Bio Oils Ltd. and execute its plan of operations and continue as a going concern.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

b) Reports on Form 8-K

The Company filed a Current Reports on Form 8-K on June 23, 2008 in connection with an agreement to acquire 100% of the outstanding stock in Alg Bio Oils Limited.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & GAS, INC

By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President and Director

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

PAGE	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGES	3 – 4	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGES	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED)

PAGES	6 - 14	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,022	$450
Total Assets	$3,022	$450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$84,422	$87,085
Loans payable and accrued interest - related parties	277,329	208,898
Total Current Liabilities	361,751	295,983

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 143,742,500 and 108,292,500 shares issued and outstanding, respectively	14,375	10,830
Additional paid-in capital	26,780,251	4,710,296
Deferred stock compensation	(183,750)	-
Accumulated deficit during development stage	(26,969,654)	(5,016,659)
Accumulated other comprehensive income	49	-
Total Stockholders' Equity (Deficit)	(358,729)	(295,533)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,022	$450

See accompanying notes to unaudited condensed consolidated financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

					For the
					Period From
	For the Three	For the Three	For the Six	For the Six	May 28,2003
	Months Ended	Months Ended	Months Ended	Months Ended	(Inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008

REVENUE	$-	$2,660	$-	$7,450	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	-	-	51,886
General and administrative	106,837	5,359	206,512	12,672	260,084
Professional fees	6,043	2,943	19,199	20,909	124,187
Amortization	-	15,324	-	18,668	33,400
Impairment of investment in oil and gas leases	-	159,716	-	159,716	247,931
Impairment of bio-fuels plant development contract	21,717,235	-	21,717,235	-	21,717,235
Acquisition costs	-	-	-	-	4,250,000
Total Operating Expenses	21,830,115	183,342	21,942,946	211,965	26,684,723

LOSS FROM CONTINUING OPERATIONS	(21,830,115)	(180,682)	(21,942,946)	(204,515)	(26,658,028)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	2,789
Interest expense	(5,211)	(3,555)	(10,049)	(6,321)	(33,246)
Total Other Expense	(5,211)	(3,555)	(10,049)	(6,321)	(30,457)

LOSS BEFORE DISCONTINUED OPERATIONS	(21,835,326)	(184,237)	(21,952,995)	(210,836)	(26,688,485)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,026,761)

LOSS BEFORE PROVISION FOR INCOME TAXES	(21,835,326)	(184,237)	(21,952,995)	(210,836)	(30,715,246)

Provision for income taxes	-	-	-	-	-

NET LOSS	(21,835,326)	(184,237)	(21,952,995)	(210,836)	(30,715,246)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(89)	-	49	-	49

COMPREHENSIVE LOSS	$(21,835,415)	$(184,237)	$(21,952,946)	$(210,836)	$(30,715,197)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.19)	$-	$(0.22)	$-
Discontinued operations	-	-	-	-

Net loss per share - basic and diluted	$(0.19)	$-	$(0.22)	$-

Weighted average number of shares outstanding during the period - basic and diluted	114,127,115	93,292,500	100,204,615	93,292,500

See accompanying notes to the unaudited condensed consolidated financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the
			Period From
	For the Six	For the Six	May 28,2003
	Months Ended	Months Ended	(Inception)
	June 30, 2008	June 30, 2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,952,995)	$(210,836)	$(30,715,246)
Net loss from discontinued operations	-	-	(4,026,761)
Loss from continuing operations	(21,952,995)	(210,836)	(26,688,485)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contributions	189,750	6,000	210,750
Amortization	-	18,668	33,400
Impairment of investment in oil and gas leases	-	159,716	247,931
Impairment of bio-fuels plant development contract	21,717,235	-	21,717,235
Acquisition costs	-	-	4,250,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	7,843	-
Increase (decrease) in accounts payable and accrued expenses	7,386	(31,852)	109,366
Cash flows from operating activities in continuing operations	(38,624)	(50,461)	(119,803)
Cash flows from operating activities in discontinued operations	-	-	(1,034,023)
Net Cash (Used In) Operating Activities	(38,624)	(50,461)	(1,153,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(116,331)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	180	-	180
Cash flows from investing activities in continuing operations	180	-	(116,151)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Provided By (Used In) Investing Activities	180	-	(116,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder's loans	-	-	(609)
Loan payable - related parties	40,967	57,911	230,441
Cash flows from financing activities in continuing operations	40,967	57,911	229,832
Cash flows from financing activities in discontinued operations	-	-	1,043,118
Net Cash Provided By Financing Activities	40,967	57,911	1,272,950

EFFECT ON EXCHANGE RATE ON CASH	49	-	49

NET INCREASE IN CASH	2,572	7,450	3,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	450	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,022	$7,450	$3,022

See accompanying notes to the unaudited condensed consolidated financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

For the
Period From
	For the Six	For the Six	May 28,2003
	Months Ended	Months Ended	(Inception)
	June 30, 2008	June 30, 2007	to June 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-	$1,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On June 16, 2008, the Company issued 35 million shares of common stock to acquire 100% of the outstanding common shares of ALG Bio Oils Ltd.

During March 2008, the Company issued 450,000 shares of common stock with a fair value of $367,500 to a consultant for services.

On November 20, 2007, the Company issued 15 million shares of common stock to acquire 100% of the outstanding common shares of Uranium Acquisition Corp., Inc.

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

See accompanying notes to the unaudited condensed consolidated financial statements.

ODYSSEY OIL & GAS, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

						Accumulated
						Deficit	Accumulated
					Additional	During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

Common stock issued to founders for cash ($.03 per share)	-	$-	7,500	$1	$249	$-	$-	$-	$250

Common stock issued for license ($.03 per share	-	-	49,500,000	4,950	1,645,050	-	-	-	1,650,000

Common stock issued to officer as compensation ($.03 per share)	-	-	21,375,000	2,138	710,362	-	-	-	712,500

Common stock issued for cash ($.03 per share)	-	-	2,400,000	240	79,760	-	-	-	80,000

Common stock issued for cash ($.15 per share)	-	-	833,334	83	124,917	-	-	-	125,000
-									-
Common stock issued to consultant for services ($.03 per share)	-	-	24,600,000	2,460	817,540	-	-	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	-	-	(1,737,805)

Balance, December 31, 2003	-	-	98,715,834	9,872	3,377,878	(1,737,805)	-	-	1,649,945

Common stock issued for cash ($.15 per share)	-	-	2,016,693	202	302,301	-	-	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	-	-	(551,203)

Balance, December 31, 2004	-	-	100,732,527	10,074	3,680,179	(2,289,008)	-	-	1,401,245

Common stock issued in reverse merger	-	-	33,292,500	3,329	(3,329)	-	-	-	-

Common stock issued to consultant for services ($.01 per share)	-	-	15,000,000	1,500	148,500	-	-	-	150,000

Common stock cancelled related to license rights ($.01 per share)	-	-	(49,500,000)	(4,950)	(490,050)	-	-	-	(495,000)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Warrants issued for non-exclusive license	-	-	-	-	143,238	-	-	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	-	-	(1,696,989)

Balance, December 31, 2005	-	-	99,525,027	9,953	3,490,538	(3,985,997)	-	-	(485,506)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical
Corporation to its original stockholders	-	-	(66,232,527)	(6,623)	(3,211,742)	3,745,592	-	-	527,227

Common stock issued to purchase investment in oil and gas leases ($.003 per share)	-	-	60,000,000	6,000	159,000	-	-	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	-	-	(140,836)

Balance, December 31, 2006	-	-	93,292,500	9,330	449,796	(381,241)	-	-	77,885

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common shares issued to acquire 100% of outstanding common shares of Uranium
Acquisition Corp., Inc.	-	-	15,000,000	1,500	4,248,500	-	-	-	4,250,000

Net loss, 2007	-	-	-	-	-	(4,635,418)	-	-	(4,635,418)

Balance, December 31, 2007	-	-	108,292,500	10,830	4,710,296	(5,016,659)	-	-	(295,533)

In-kind contribution	-	-	-	-	6,000	-	-	-	6,000

Common stock issued to consultant for services ($.82 per share)	-	-	450,000	45	367,455	-	-	(183,750)	183,750

Common shares issued to acquire 100% of outstanding common shares of ALG Bio Oils Ltd.	-	-	35,000,000	3,500	21,696,500	-	-	-	21,700,000

Other comprehensive income	-	-	-	-	-	-	49	-	49

Net loss for the six months ended June 30, 2008	-	-	-	-	-	(21,952,995)	-	-	(21,952,995)

Balance, June 30, 2008	-	$-	143,742,500	$14,375	$26,780,251	$(26,969,654)	$49	$(183,750)	$(358,729)

See accompanying notes to the unaudited condensed consolidated financial statements.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

As a result of the transaction referred to above, Centurion Gold Holdings, Inc., a related public company, owns approximately 42% of the Company.

(B) Principles of Consolidation

The financial statements for 2008 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.), Uranium Acquisition Corp., Inc. (a development stage company), whose sole asset is a 49% interest in MCA Uranium One (Pty) Limited, and ALG Bio Oils Ltd. (a development stage company) from the dates of acquisition. All inter-company accounts during the period of consolidation have been eliminated.

The financial statements for 2007 include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.)

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(C) Investment in Mining Company

Through its acquisition of Uranium Acquisition Corp., Inc., the Company owns a 49% interest in MCA Uranium One (Pty) Limited (“MCA”), a South African company which owns a non-operating uranium mine in the Bela Bela district in South Africa. The Company has agreed to provide financial support to MCA to fund all exploration costs up to proving the existence of ore. Under FIN 46R, MCA is dependent on the Company for its funding and should therefore be consolidated, and in accordance with FIN 46R, “Consolidation of variable Interest Entities,” MCA has been consolidated with the Company.

(D) Use of Estimates

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2008 and 2007, there were no common stock equivalents.

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

(G) Comprehensive Income

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
AS OF JUNE 30, 2008
(UNAUDITED)

(H) Stock Split

Effective May 1, 2008, the Board of Directors approved a 3 for 1 stock split. As a result of the stock split, all share and per share data have been retroactively adjusted to give effect to the stock split.

(I) Income Taxes

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

(J) Impairment

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

(K) Foreign Currency Translation

The functional currency of the Company is the United States Dollar.  The financial statements of the Company are translated to United States dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(L) Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2	ACQUISITION

On June 16, 2008, the Company acquired 100% of the outstanding common shares of ALG Bio Oils Ltd., a Cyprus development stage company through a share purchase agreement. ALG Bio Oils Ltd. owns 100% of the outstanding shares of ALG Western Oil (Pty) Ltd., a South African company that has a preferred contract with a company to develop a commercial bio-fuels plant. The Company issued 35 million restricted common shares with a fair value of $21,700,000. An additional 75 million restricted common shares are contingent upon the occurrence of future specific events (Note 7). The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$180
Intangible asset	21,717,235
Total Assets Acquired	21,717,415
Loans payable	(17,415)
Net Assets Acquired	$21,700,000

The intangible asset was assigned to bio-fuels plant development contract. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, the intangible asset was impaired during the six months ended June 30, 2008.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 3	LOANS PAYABLE – RELATED PARTY

During the six months ended June 30, 2008, a related party advanced an additional $38,550 in partial payment of accounts payable due and other operating expenses. The advances, totaling $172,212 as of June 30, 2008, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable - related party was $30,082 as of June 30, 2008.

During the six months ended June 30, 2008, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $17,415 in payment of operating expenses. The loans are non-interest bearing and are due at the discretion of the director.

Subsequent to June 30, 2008, an additional $3,236 was advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, by a related party. The loans are non-interest bearing and are due at the discretion of the director.

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
AS OF JUNE 30, 2008
(UNAUDITED)

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

Effective January 1 2008, the Company entered into three one year contracts for consulting services. As consideration, the Company issued 450,000 shares of common stock valued for financial accounting purposes at $367,500 ($.82 per share) based upon recent market prices of the Company. The value of the services is being recognized over the contract term. As of June 30, 2008, the Company has recorded $183,750 as consulting expense.

(C) In-kind Contribution

During the six months ended June 30, 2008, the Company recorded additional paid-in capital of $6,000 for the fair value of rent contributed to the Company by its president.

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
AS OF JUNE 30, 2008
(UNAUDITED)

On April 21, 2006, the Company issued 60 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.003 per share) from Centurion Gold Holdings, Inc., a related public company.

NOTE 5	RELATED PARTY TRANSACTIONS

See Notes 3 and 4.

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

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Purchase Agreements

Uranium Acquisition Corp.

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

The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders. As of June 30, 2008, no uranium reserves have been proven and no additional shares or loans are due under the agreement.

ODYSSEY OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

ALG Bio Oils Ltd.

During June 2008, the Company signed an agreement under which it acquired 100% of the outstanding shares of ALG Bio Oils Ltd. (Note 2). The agreement called for the Company to issue 35 million shares of Company stock upon signing of the agreement. The agreement also calls for the Company to issue an additional 25 million shares upon each of the following events:

1. The successful commissioning of a bio-fuels pilot plant,
2. The ordering of a commercial bio-fuels plant, and
3. The commissioning of a commercial bio-fuels plant.

As of June 30, 2008, none of the required events have been completed and no additional shares are due under the agreement.

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $26,969,654, a working capital deficiency of $358,729 and net cash used in operations of $1,153,826 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, related parties have funded our operating cash requirements. Management has received verbal assurances from these related parties that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to develop its interests in MCA and ALG Bio Oils Ltd. and execute its plan of operations and continue as a going concern.

NOTE 9	SUBSEQUENT EVENTS

Subsequent to June 30, 2008, an additional $3,236 was advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, by a related party. The loans are non-interest bearing and are due at the discretion of the director (See Note 3).