Form 10-Q
period 2008-09-30
Odyssey Oil & Gas, Inc.
filed 2008-11-13
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

Commission file Number 333-106299

ODYSSEY OIL AND ENERGY, INC

(Exact name of small business issuer as specified in its charter)

ODYSSEY OIL AND GAS, INC.
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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 10, 2008 was 143,742,500 shares.

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

Item 1. Financial Statements

Unaudited financial statements as of the quarter ended September 30, 2008 are submitted in compliance with Rule 210.8-03 of Regulation S-X.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	5
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)

PAGES	8	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)

PAGES	6-7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)

PAGES	9-18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,993	$450
Website	1,000	-
Total Assets	$8,993	$450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$77,609	$87,085
Loans payable and accrued interest - related parties	308,129	208,898
Total Current Liabilities	385,738	295,983

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 650,000,000 shares authorized, 143,742,500 and 108,292,500 shares issued and outstanding, respectively	14,375	10,830
Additional paid-in capital	26,783,251	4,710,296
Deferred stock compensation	(91,875)	-
Accumulated deficit during development stage	(27,083,396)	(5,016,659)
Accumulated other comprehensive income	900	-
Total Stockholders' Equity (Deficit)	(376,745)	(295,533)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,993	$450

See accompanying notes to unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

					For the
					Period From
	For the Three	For the Three	For the Nine	For the Nine	May 28,2003
	Months Ended	Months Ended	Months Ended	Months Ended	(Inception)
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	to September 30, 2008

REVENUE	$-	$-	$-	$7,450	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	-	-	51,886
General and administrative	97,649	35,652	304,161	48,324	357,733
Professional fees	10,170	6,604	29,369	27,513	134,357
Amortization	-	-	-	18,668	33,400
Impairment of investment in oil and gas leases	-	-	-	159,716	247,931
Impairment of bio-fuels plant development contract	-	-	21,717,235	-	21,717,235
Acquisition costs	-	-	-	-	4,250,000
Total Operating Expenses	107,819	42,256	22,050,765	254,221	26,792,542

LOSS FROM CONTINUING OPERATIONS	(107,819)	(42,256)	(22,050,765)	(246,771)	(26,765,847)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	2,789
Interest expense	(5,923)	(4,004)	(15,972)	(10,325)	(39,169)
Total Other Expense	(5,923)	(4,004)	(15,972)	(10,325)	(36,380)

LOSS BEFORE DISCONTINUED OPERATIONS	(113,742)	(46,260)	(22,066,737)	(257,096)	(26,802,227)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(4,026,761)

LOSS BEFORE PROVISION FOR INCOME TAXES	(113,742)	(46,260)	(22,066,737)	(257,096)	(30,828,988)

Provision for income taxes	-	-	-	-	-

NET LOSS	(113,742)	(46,260)	(22,066,737)	(257,096)	(30,828,988)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	852	-	900	-	900

COMPREHENSIVE LOSS	$(112,890)	$(46,260)	$(22,065,837)	$(257,096)	$(30,828,088)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$-	$-	$(0.33)	$(0.01)
Discontinued operations	-	-	-	-

Net loss per share - basic and diluted	$-	$-	$(0.33)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	143,742,500	93,292,500	66,559,270	93,292,500

See accompanying notes to the unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the
			Period From
	For the Six	For the Six	May 28,2003
	Months Ended	Months Ended	(Inception)
	September 30, 2008	September 30, 2007	to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,066,737)	$(257,096)	$(30,828,988)
Net loss from discontinued operations	-	-	(4,026,761)
Loss from continuing operations	(22,066,737)	(257,096)	(26,802,227)
Adjustments to reconcile net loss to net cash
used in operating activities:
In-kind contributions	284,625	9,000	305,625
Amortization	-	18,668	33,400
Impairment of investment in oil and gas leases	-	159,716	247,931
Impairment of bio-fuels plant development contract	21,717,235	-	21,717,235
Acquisition costs	-	-	4,250,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	7,843	-
Increase (decrease) in accounts payable and
accrued expenses	6,496	(28,368)	113,614
Cash flows from operating activities in continuing operations	(58,381)	(90,237)	(134,422)
Cash flows from operating activities in discontinued
operations	-	-	(1,034,023)
Net Cash (Used In) Operating Activities	(58,381)	(90,237)	(1,168,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-	(116,331)
Purchase of website	(1,000)		(1,000)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	180	-	180
Cash flows from investing activities in continuing operations	(820)	-	(117,151)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Provided By (Used In) Investing Activities	(820)	-	(117,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder's loans	-	-	(609)
Loans Payable	7,676		7,676
Loans payable - related parties	58,168	90,688	242,504
Cash flows from financing activities in continuing operations	65,844	90,688	249,571
Cash flows from financing activities in discontinued operations	-	-	1,043,118
Net Cash Provided By Financing Activities	65,844	90,688	1,292,689

EFFECT ON EXCHANGE RATE ON CASH	900	-	900

NET INCREASE IN CASH	7,543	451	7,993
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	450	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,993	$451	$7,993

See accompanying notes to the unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

For the
Period From
	For the Nine	For the Nine	May 28,2003
	Months Ended	Months Ended	(Inception)
	September 30, 2008	September 30, 2007	to September 30, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-	$1,824

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

						Accumulated
						Deficit	Accumulated
					Additional	During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

Common stock issued to founders for cash ($.03 per share)	-	$-	7,500	$1	$249	$-	$-	$-	$250

Common stock issued for license ($.03 per share	-	-	49,500,000	4,950	1,645,050	-	-	-	1,650,000

Common stock issued to officer as compensation ($.03 per share)	-	-	21,375,000	2,138	710,362	-	-	-	712,500

Common stock issued for cash ($.03 per share)	-	-	2,400,000	240	79,760	-	-	-	80,000

Common stock issued for cash ($.15 per share)	-	-	833,334	83	124,917	-	-	-	125,000
-									-
Common stock issued to consultant for services ($.03 per share)	-	-	24,600,000	2,460	817,540	-	-	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	-	-	(1,737,805)

Balance, December 31, 2003	-	-	98,715,834	9,872	3,377,878	(1,737,805)	-	-	1,649,945

Common stock issued for cash ($.15 per share)	-	-	2,016,693	202	302,301	-	-	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	-	-	(551,203)

Balance, December 31, 2004	-	-	100,732,527	10,074	3,680,179	(2,289,008)	-	-	1,401,245

Common stock issued in reverse merger	-	-	33,292,500	3,329	(3,329)	-	-	-	-

Common stock issued to consultant for services ($.01 per share)	-	-	15,000,000	1,500	148,500	-	-	-	150,000

Common stock cancelled related to license rights ($.01 per share)	-	-	(49,500,000)	(4,950)	(490,050)	-	-	-	(495,000)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Warrants issued for non-exclusive license	-	-	-	-	143,238	-	-	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	-	-	(1,696,989)

Balance, December 31, 2005	-	-	99,525,027	9,953	3,490,538	(3,985,997)	-	-	(485,506)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(66,232,527)	(6,623)	(3,211,742)	3,745,592	-	-	527,227

Common stock issued to purchase investment in oil and gas leases ($.003 per share)	-	-	60,000,000	6,000	159,000	-	-	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	-	-	(140,836)

Balance, December 31, 2006	-	-	93,292,500	9,330	449,796	(381,241)	-	-	77,885

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common shares issued to acquire 100% of outstanding common shares of Uranium Acquisition Corp., Inc.	-	-	15,000,000	1,500	4,248,500	-	-	-	4,250,000

Net loss, 2007	-	-	-	-	-	(4,635,418)	-	-	(4,635,418)

Balance, December 31, 2007	-	-	108,292,500	10,830	4,710,296	(5,016,659)	-	-	(295,533)

In-kind contribution	-	-	-	-	9,000	-	-	-	9,000

Common stock issued to consultant for services ($.82 per share)	-	-	450,000	45	367,455	-	-	(91,875)	275,625

Common shares issued to acquire 100% of outstanding common shares of ALG Bio Oils Ltd.	-	-	35,000,000	3,500	21,696,500	-	-	-	21,700,000

Other comprehensive income	-	-	-	-	-	-	900	-	900

Net loss for the nine months ended September 30, 2008	-	-	-	-	-	(22,066,737)	-	-	(22,066,737)

Balance, September 30, 2008	-	$-	143,742,500	$14,375	$26,783,251	$(27,083,396)	$900	$(91,875)	$(376,745)

See accompanying notes to the unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

Effective September 20, 2008, the Articles of Incorporation were amended to change the name of the corporation to Odyssey Oil & Energy, Inc.

The financial statements include the accounts of Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) and CardioBioMedical Corporation (a development stage company). On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders. All amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations. CardioBioMedical Corporation originally merged with Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) on September 23, 2005. As a result of the transaction referred to above, Centurion Gold Holdings, Inc., a related public company, owns approximately 42% of the Company.

Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc. and previously Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

(B) Principles of Consolidation

The financial statements for 2008 include the accounts of Odyssey Oil & Energy, Inc.; Uranium Acquisition Corp., Inc. (a development stage company), whose sole asset is a 49% interest, acquired November 20, 2007, in MCA Uranium One (Pty) Limited; and ALG Bio Oils Ltd. (a development stage company), acquired June 16, 2008, from the dates of acquisition. All inter-company accounts during the period of consolidation have been eliminated.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

The financial statements for 2007 include the accounts of Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc. and previously Advanced Sports Technologies, Inc.).

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2008 and 2007, there were no common stock equivalents.

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

The intangible asset was assigned to bio-fuels plant development contract. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, the intangible asset was impaired during the nine months ended September 30, 2008.

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of March 1, 2008 (inception of ALG Western Oil, Pty):

2008
Gross revenue	$-
Total expenses	(22,084,223)
Net income (loss) before taxes	$(22,084,223)
Earnings per share	$(0.16)

NOTE 3	LOANS PAYABLE – RELATED PARTY

During the nine months ended September 30, 2008, a related party advanced an additional $55,842 in partial payment of accounts payable due and other operating expenses. The advances, totaling $189,413 as of September 30, 2008, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable – related party was $36,005 as of September 30, 2008.

During the nine months ended September 30, 2008, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $25,091 in payment of operating expenses. The loans are non-interest bearing and are due at the discretion of the director.

Subsequent to September 30, 2008, an additional $1,384 was advanced to MCA Uranium One (Pty) Ltd, of which the Company’s wholly owned subsidiary owns a minority interest, from a third party. The loans are non-interest bearing and are due on demand (see Note 9).

NOTE 4	STOCKHOLDERS’ EQUITY

Effective September 20, 2008, the Articles of Incorporation were amended to increase the number of authorized common shares to 650,000,000 from 250,000,000. The number of authorized preferred shares remains 20,000,000 shares.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

Effective January 1 2008, the Company entered into three one year contracts for consulting services. As consideration, the Company issued 450,000 shares of common stock valued for financial accounting purposes at $367,500 ($.82 per share) based upon recent market prices of the Company. The value of the services is being recognized over the contract term. As of September 30, 2008, the Company has recorded $275,625 as consulting expense.

(C) In-kind Contribution

During the nine months ended September 30, 2008, the Company recorded additional paid-in capital of $9,000 for the fair value of rent contributed to the Company by its president.

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Purchase Agreements

Uranium Acquisition Corp.

During November 2007, the Company signed an agreement under which it acquired 49% of the outstanding shares of Uranium Acquisition Corp., Inc. (“Uranium”), a Florida corporation. The agreement called for the Company to issue 15 million shares of Company stock upon signing of the agreement. The agreement also calls for the Company to issue 30 million shares upon approval of a mining license. In addition, the agreement calls for the Company to deliver 75 million shares of common stock, within 18 months of the signature of the agreement, upon the proving up of uranium reserves being substantially the same as per the “Summary of Geological Area and Write up” presented by Mineral Capital Assets.

The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders. As of September 30, 2008, no uranium reserves have been proven and no additional shares or loans are due under the agreement.

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

As of September 30, 2008, none of the required events have been completed and no additional shares are due under the agreement.

NOTE 8	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is in the development stage with an accumulated deficit of $27,083,396, a working capital deficiency of $376,745 and net cash used in operations of $1,168,445 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, related parties have funded our operating cash requirements. Management has received verbal assurances from these related parties that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to develop its interests in MCA and ALG Bio Oils Ltd. and execute its plan of operations and continue as a going concern.

NOTE 9	SUBSEQUENT EVENT

Subsequent to September 30, 2008, an additional $1,384 was advanced to MCA Uranium One (Pty) Ltd, of which the Company’s wholly owned subsidiary owns a minority interest, from a third party. The loans are non-interest bearing and are due on demand.
(See Note 3).

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

The Company intends to expand the making of bio fuels from algae to other large mining Companies in South Africa.

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

During the quarter ended September 2008, Xstrata Alloys had ordered and paid for the pilot plant to be erected at the Boshoek smelter. Further the Company had identified and duplicated the strain of algae to be used in the pilot project with Xstrata Alloys. The pilot plant is expected to be operational during the fourth quarter of 2008.

During the quarter ended September 30, 2008, Global Investment Group, Inc., a third party, loaned the Company an additional $17,292 for partial payment of accounts payable due as of September 30, 2008 and other operating expenses. The loan bears interest at 10% per annum, is unsecured and is due on demand.

Unlike the quarter and nine months ended September 30, 2007, no revenue was earned from the oil and gas lease during the quarter and nine months ended September 30, 2008 as the well was permanently plugged and abandoned in January 2008.

Excluding the impairment of the bio-fuels development contract relating to the acquisition of ALG Bio Oils Limited and the impairment of investment in oil and gas leases, total operating expenses increased to $333,530 from $94,505 for the nine months ended September 30, 2007. The increase was primarily due to consulting fees of $275,625 relating to MCA Uranium One (Pty) Limited.

Total current assets consist of cash of $7,993 and website costs of $1,000. Total liabilities consist of accounts payable of $77,609 and amounts due to related parties totaling $308,129. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited funded all operating costs during the quarter and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

The Company intends to commence prospecting and proving up the reserves of Uranium during 2008. Funding is expected to be provided by Global Investment Group, Inc.

The Company intends building a pilot plant for the bio fuel project at Boshoek in accordance with the terms of the Letter of Intent with Xstrata Alloys during 2008. Funding will be provided by Xstrata Alloys.

The company does not intend to expand by acquiring additional working interests in other oil and gas wells but will explore investments in other energy related enterprises. These future activities will be dependent upon the Company’s ability to raise additional funds. Currently, the Company does not have sufficient cash to continue operations for the next twelve months. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management has received verbal assurances from the related parties referred to above that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to develop its interests in MCA and ALG Bio Oils Ltd. and execute its plan of operations and continue as a going concern.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10Q.

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

b) Reports on Form 8-K

The Company filed a Current Reports on Form 8-K on June 23, 2008 in connection with an agreement to acquire 100% of the outstanding stock in Alg Bio Oils Limited. A Form 8-K relating to regulation FD was filed on August 19, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & ENERGY, INC

By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President and Director