Form 10-K
period 2008-12-31
Odyssey Oil & Gas, Inc.
filed 2009-03-30
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________________

ODYSSEY OIL & ENERGY, INC.

(Name of registrant as specified in its charter)

Florida	333-106299	65-1139235
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)
18 George Avenue
Rivonia, 2128 South Africa
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: +27 (11)  807-1446

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $ 0.0001 per share
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of March 23, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant based on a value of $0.52 per share on March 23, 2009 was $74,746,100.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 143,742,500 shares of common stock are issued and outstanding as of March 23, 2009.

TABLE OF CONTENTS

PART I

ITEM 1	DESCRIPTION OF BUSINESS	4

ITEM 2	DESCRIPTION OF PROPERTIES	9

ITEM 3	LEGAL PROCEEDINGS	9

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	9

ITEM 6	SELECTED FINANCIAL DATA	10

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	10

ITEM 8	FINANCIAL STATEMENTS	14

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURES	15

ITEM 9A	CONTROLS AND PROCEDURES	15

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
	COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	16

ITEM 11	EXECUTIVE COMPENSATION	18

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	INDEPENDENCE	20

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

SIGNATURES

ITEM 1 DESCRIPTION OF BUSINESS

Overview of the Company and its Prior Strategy

Advanced Sports Technologies, Inc. (AST) was incorporated in the state of Florida on August 9, 2001.

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

Our New and Current Strategy

The company was not having much success with CardioBioMedical Corporation and on April 21, 2006, the ownership of CardioBioMedical Corporation was exchanged for 22,077,509 shares of Odyssey common stock with the original stockholders. In addition, we changed the name of our company to Odyssey Oil & Energy, Inc to reflect our new strategy.

On April 21, 2006, we began the realization of our new strategy by purchasing a 10% working interest in oil and gas leases in Texas from Centurion Gold Holdings, Inc., a related public company. We do not expect to purchase other working interests in oil and gas wells in the future.

The company will also explore investments in other energy related enterprises.

On November 21, 2007 we entered into a new phase of our strategy by acquiring a Uranium Prospect known as Springbok Flats in the Bela Bela District of South Africa. After numerous months of due diligence and some geological work on samples provided to us, it was determined that it would not be viable to exploit the Uranium deposit. The Board of directors has decided to consult with our partners in the Uranium Prospect to dispose of the Prospect.

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

EMPLOYEES

The Company currently employs Arthur Johnson as its president and Nicolaas Theunissen as its vice-president. No compensation or benefits is currently being paid. These individuals are also directors.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office facility is presently located in space owned by our president. During 2008, the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings as of the date of this Form 10 K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was approved for an unpriced quotation on the Over the Counter Bulletin Board on October 19, 2004.

As of March 23, 2009, there were 45 shareholders of record of our common stock and a total of 143,742,500 common shares outstanding.

We have never paid any dividends and do not currently anticipate paying dividends in the future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors may think are relevant.

On May 1, 2008 the Company forward split the common shares of the Company on a basis of 3 shares for every 1 share held. As a result of the stock split, all share and per share data have been retroactively adjusted to give effect to the stock split.

There are currently no outstanding options or warrants to purchase, or any securities that are convertible into, our common stock. The single warrant to purchase 6,500,000 shares issued in connection with the CBM Merger was cancelled upon exchange of ownership in CBM with the original stockholders.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Information

	Year ended Dec. 31, 2008	Year Ended Dec. 31, 2007	For the Period May 28, 2003 (Inception) to Dec. 31, 2008
Revenue	$-	$7,450	$26,695
Loss from continuing operations	(22,111,044)	(4,635,418)	(26,870,854)
Loss from discontinued operations	-	-	(4,026,761)
Loss from operations before income taxes	(22,111,044)	(4,635,418)	(26,913,398)
Net loss	(22,111,044)	(4,635,418)	(30,940,159)
Net loss per share basic and diluted:
Continuing operations	$(.17)	$(.15)
Total	$(.17)	$(.15)
Weighted average number of shares outstanding during the period-basic and diluted	127,590,860	94,977,432

Balance Sheets Information

	Dec. 31, 2008	Dec. 31, 2007
Cash	$1,196	$450
Total Assets	2,196	450
Current Liabilities	642,703	295,983
Total Liabilities	642,703	295,983
Stockholders Equity (Deficiency)	(323,643)	(295,533)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On November 21, 2007 our Board of Directors authorized the purchase (the “Purchase”) of one hundred percent (100%) of a Uranium Prospect known as Springbok Flats in the Bela Bela District of  South Africa. The rights are being held through MCA Uranium One (Pty) Ltd, a 49% (forty nine percent) owned subsidiary of Odyssey Oil & Energy, Inc. As a result of the Purchase, the Company issued 15,000,000 shares of the Company’s common stock at a purchase price of $0.28 per share. A further 10,000,000 shares of the Company's common stock will be issued on receipt of the mining license and a further 25,000,000 shares of the Company's common stock will be issued within a period of 18 months upon proving up of the Uranium Reserves. However, no further shares are being issued. Our Board of Directors has decided not to proceed with the exploration and exploitation of the Uranium Prospect as it will not be financially viable. Our Board is in consultation with our partners as to how best dispose of this asset.

During 2007, the Leslie 1 Well of the BBB Area in Wharton Texas underwent various repairs to try and get the gas to start flowing again. The worst possible scenario occurred when it was discovered that the well had a split casing. All the partners in the well decided to allow Ventum Energy, the wells operator, to try and establish a gas pocket about half way up the well to trap the gas and pump it out. None of the repairs worked out the gas pocket did not materialize. On January 15, 2008 it was decided to close up the well and abandon it.

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils. As a result of the Purchase the Company issued 35,000,000 shares of the Company’s common stock with a fair value of $21,700,000.   The Company will issue an  additional 75,000,000  shares of the Company’s common stock contingent upon the occurrence of future specific events through the commissioning of the pilot plant at Boshoek. This acquisition continues the Company’s strategy of investing in energy related enterprises.

The Company intends to expand the making of bio fuels from algae to other large mining Companies in South Africa.

Unlike the year ended December 31, 2007, no revenue was earned from the oil and gas lease during the year ended December 31, 2008 as the well was permanently plugged and abandoned in January 2008.

Excluding the impairment of the bio-fuels development contract relating to the acquisition of ALG Bio Oils Limited and the impairment of investment in oil and gas leases, total operating expenses increased to $438,537 from $130,042 for the year ended December 31, 2008. The increase was primarily due to consulting fees of $367,500 relating to MCA Uranium One (Pty) Limited.

Total current assets consist of cash of $1,196 and website costs of $1,000. Total liabilities consist of accounts payable and accrued expenses of $327,208 and amounts due to related parties totaling $315,495. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited funded all operating costs and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

PLAN OF OPERATIONS

During December 2006 the well was shut down for some major repairs. Mud had leaked into the well and reduced the gas flow significantly. The well was brought back online and gas started to flow in February 2007. Our share of the repair costs was $12,554. The well was again shut down soon after starting up again due to a significant loss of pressure in the well. It was found that the casing had in fact cracked and the only way to repair the well was either to re-drill the well at an enormous cost or try and trap the gas in an anomaly half way up the well. The latter was tried but also proved to be unsuccessful. Our share of the costs was $14,238. In January 2008 it was decided to abandon the well.

On November 21, 2007 the Company purchased a Uranium Prospect known as Springbok Flats in the Bela Bela District, South Africa. The rights are being held through the company MCA Uranium One (Pty) Ltd a 49% (forty nine percent) owned subsidiary of Odyssey Oil & Energy, Inc

The Company does not intend to commence prospecting and proving up the reserves of Uranium during 2009. The Company has decided not to proceed with the exploration and exploitation of the Uranium Prospect as it will not be financially viable. Our Board is in consultation with our partners as to how best dispose of this asset.

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

The company will also explore investments in other energy related enterprises. These future activities will be dependent upon the Company’s ability to raise additional funds. Currently, the Company does not have sufficient cash to continue operations for the next twelve months. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management has received verbal assurances from the related parties referred to above that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to develop its interest in ALG Bio Oils Ltd. and execute its plan of operations and continue as a going concern.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2008, the Company had cash of $1,196, not sufficient to fund operations. Funding has been provided by and is expected to continue to be provided by Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited. Should these various parties be unable to continue funding operations, the Company may not be able to proceed with its business plan. The Company’s auditors have raised substantial doubt about our ability to continue as a going concern as sufficient cash is not on hand to continue operations for the next twelve months and operating losses are expected to continue. However, management has received verbal assurances from these related parties that such funding will continue as needed.

CRITICAL ACCOUNTING POLICIES AND CHANGES TO ACCOUNTING POLICIES

The Company historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

Variable Interest Entities.In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which was originally issued in January 2003. FIN No. 46R provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and the differences could be material.

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

Impairment . The Company accounts for any impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred.

Foreign Currency Translation. The functional currency of the Company is the United States Dollar.  The financial statements of the Company are translated to United States dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).

There were no changes in accounting policies during the year.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off- balance sheet arrangements.

DESCRIPTION OF PROPERTY

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of their operations or otherwise.

Our principal office facility is presently located in space owned by our president. Rent has not been charged for the office space, and it is not expected that rent will be charged in the near-term.

ITEM 8. FINANCIAL STATEMENTS.

The company's financial statements are attached hereto and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

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

Mr. Arthur Johnson who is our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

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

Mr Arthur Johnson who is our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

Webb & Company, P.A., the Company’s independent registered public accounting firm, has not issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting since we are not yet required to comply with this provision of Section 404(B) of the Sarbanes-Oxley Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

OFFICERS AND DIRECTORS

From September 30, 2002 through September 23, 2005, Curtis Olschansky, 42, was the sole officer and director of the Company. Mr. Olschansky served as AST's President, principal executive officer and interim principal financial officer.

On September 23, 2005, James F. Mongiardo, 60, replaced Mr. Olschansky as sole director and was elected Chief Executive Officer and President of the Company. Mr. Mongiardo served as a director of the Company from September 23, 2005 through April 21, 2006.

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

Nick Theunissen has over 15 years experience in strategic planning on a national level. He founded and owned a chrome mine on the Western Chrome Belt and a coalmine at Ermelo in South Africa. He co-founded the ferrochrome smelter SA Chrome & Alloys renamed to Merafe wich is currently owned by Xtrata. Nick also founded Alumicor an alluminium smelter at Pietermaritzburg which were taken over by an Australian group. He then founded  ALG Western Oil Ltd. which was purchased by Odyssey Oil & Energy Inc. On August 26, 2008, Nick was appointed Vice-President and Director of Odyssey Oil & Energy Inc.

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers earned by us during the year December 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Arthur Johnson: CEO, CFO	2008	0	0	0	0	0	0	0	0
Nicolaas Theunissen: VP	2008	0	0	0	0	0	0	0	0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the year ended December 31, 2008 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to the named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

As of December 31, 2008, we do not have an employment agreement in place with our officers and director.

AUDIT COMMITTEE

The Company currently does not have an audit committee; Arthur Johnson has acted and will continue to act as the audit committee of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The Company has not paid or accrued any compensation to Mr. Arthur Johnson or to Mr. Nicolaas Theunissen.

OPTION AND LONG-TERM INCENTIVE PLANS

The Company has not maintained and currently does not maintain any option or similar equity compensation plans or programs, or any long-term incentive programs or plans, and no current or former officer has ever been granted any stock options or stock appreciation or similar rights.

DIRECTOR COMPENSATION

The Company does not have arrangements, standard or otherwise, pursuant to which directors are compensated for services provided as directors (including as members of committees of the Board of Directors). The directors of the Company have not been and currently are not compensated for their services as directors.

EMPLOYMENT AND RELATED AGREEMENTS

The Company was not a party to any employment or other related agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of December 31, 2008, the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and (iv) all current directors and executive officers as a group.

Name and Address of    Amount and Nature of   Beneficial Owner Beneficial Ownership (1) Percent of class

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner(1)	Percent of Class

Bio Oils Trust 17 GR, Xenopoulou Street limosol, Cyprus 3106	30,000,000	20.9%
Daros Limited	17,820,000	12.4%
P.O.Box 363
Rivonia, 2128
South Africa
Blue Dove Trust	12,000,000	8.3%
P.O.Box 363
Rivonia, 2128
South Africa
Curtis Olschansky	9,465,000	6.6%
9700 Via Emilie
Boca Raton, FL 33428
Gani Investments Limited	15,000,000	10.4%
P.O.Box 54425
Limosol, Cyprus 3724

All current directors and executive officers as a group	0	0.00%
(1)
Unless otherwise indicated, each of the persons named in the table above has sole voting and investment power with respect to the shares set forth opposite such person's name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2008 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other rights held by any other person.

The Company knows of no arrangement that may result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2008 and 2007, a related party advanced an additional $67,042 and $108,087, respectively, in payment of operating and oil well development expenses. These advances are unsecured, bear interest at 10% per annum and are due on demand.

During the year ended December 31, 2008, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $21,729 in payment of operating expenses. The loans are non-interest bearing and are due at the discretion of the director.

During 2005, 2006 , 2007 and 2008, the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

On April 21, 2006, the Company issued 60 million shares of common stock to purchase a 10% working interest in certain gas and oil leases in Texas for $165,000 ($.003 per share) from Centurion Gold Holdings, Inc., a related public company.

During 2003, the Company issued 21,375,000 shares of common stock to its President for services with a fair value of $712,500.

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

During 2005, the Company settled a dispute with a related party. The settlement agreement called for the related party to return 49,500,000 shares of common stock to the company and the company to give back the exclusive rights to the patent. The shares were valued on the date of settlement and the company recorded a loss on the settlement of $1,065,729.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A) Audit Fees

The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-K for the fiscal year ended December 31, 2008 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2008 were $9,112.

The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended December 31, 2007 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2007 were $12,929.

(B) Audit-Related Fees

      None.

(C) Tax Fees

None

(D) All Other Fees

      None.

 (E)  Audit Committee Approval

We currently do not have an audit committee.  Arthur Johnson, our president has acted and will continue to act as the audit committee of the Board of Directors.  All services performed by our auditor have been pre-approved.

DESCRIPTION OF SECURITIES

The only securities of the Company currently outstanding are shares of its common stock, $.0001 par value. The Company is authorized to issue 650,000,000 shares of its common stock and 20,000,000 million shares of preferred stock, $.0001 par value, although no classes or series of preferred stock have been designated. The Board of Directors of the Company is authorized by the Company's Amended and Restated Articles of Incorporation to fix the number and designations, powers, preferences, rights and restrictions of any such class or series of preferred stock.

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

As of December 31, 2008, there were 45 shareholders of record of our common stock and a total of 143,742,500 shares outstanding.

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

On November 21, 2007 our Board of Directors authorized the purchase (the “Purchase”) of one hundred percent of a Uranium Prospect known as Springbok Flats in the Bela Bela District, South Africa. The rights are being held through the company MCA Uranium One (Pty) Ltd a wholly owned subsidiary of Odyssey Oil & Energy, Inc. As a result of the purchase, the Company issued 5,000,000 shares of the Company’s common stock.

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils. As a result of the Purchase the Company issued 35,000,000 shares of the Company’s common stock at a purchase price of $.01 per share.   The Company will issue a further 75,000,000 shares of the Company’s common stock at a purchase price of $.01 per share, on commissioning the pilot plant at Boshoek.

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

On April 21, 2006, with the Purchase referred to above, the Company disposed of CBM and returned to treasury 22,077,509 shares of the issued and outstanding common. As a result of the Purchase, Centurion Gold Holdings, Inc. became the controlling stockholder of the Company as a result of their ownership of approximately 64.3% (31.9% as of December 31, 2008) of the outstanding shares of common stock.

There are no other arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company or which relate to the election of directors or other matters.

The Board of Directors of the Company consisted of Arthur Johnson, Nicolaas Theunissen and Luan Theunissen.

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

On August 26, 2008, Nicolaas  Theunissen was appointed  to the Board and to serve as Chairman .

ODYSSEY OIL AND ENERGY, INC.
(Registrant)

Dated: March 23, 2009

By: /s/ Arthur Johnson

Arthur Johnson
Principal Executive Officer,
President, and Chief Financial Officer

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2008

PAGES	4 –5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2008

PAGES	6 – 7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2008

PAGES	8 - 20	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Odyssey Oil & Energy, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc.) and Subsidiaries (the “Company”) (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and for the period from May 28, 2003 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Odyssey Oil & Energy, Inc. and Subsidiaries (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from May 28, 2003 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company is in the development stage with a net loss since inception of $30,873,295, a stockholders’ deficit of $323,643, a working capital deficiency of $641,507, and net cash used in operations of $1,178,974 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 18, 2009

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$1,196	$450
Total Current Assets	1,196	450

Property & Equipment, net	1,000	-
TOTAL ASSETS	$2,196	$450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$327,208	$87,085
Loans payable and accrued interest - related parties	315,495	208,898
Total Liabilities	642,703	295,983

COMMITMENTS & CONTINGENCIES

NON-CONTROLLING INTEREST	(316,864)	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 650,000,000 shares authorized, 143,742,500 and 108,292,500 shares issued and outstanding, respectively	14,375	10,830
Additional paid-in capital	26,786,251	4,710,296
Accumulated deficit during development stage	(27,127,703)	(5,016,659)
Accumulated other comprehensive income	3,434	-
Total Stockholders' Equity (Deficit)	(323,643)	(295,533)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,196	$450

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the Period from
	For the Year Ended December 31,		May 28,2003 (Inception)
	2008	2007	to December 31, 2008

REVENUE	$-	$7,450	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	51,886	51,886
General and administrative	403,562	25,437	457,134
Professional fees	34,975	34,051	139,963
Amortization	-	18,668	33,400
Impairment of investment in oil and gas leases	-	247,931	247,931
Impairment of bio-fuels plant development contract	21,717,235	-	21,717,235
Impairment of investment in uranium mine	250,000	-	250,000
Acquisition costs	-	4,250,000	4,250,000
Total Operating Expenses	22,405,772	4,627,973	27,147,549

LOSS FROM CONTINUING OPERATIONS	(22,405,772)	(4,620,523)	(27,120,854)

OTHER INCOME (EXPENSE)
Interest income	4	-	2,793
Interest expense	(22,140)	(14,895)	(45,337)
Non-controlling interest	316,864		316,864
Total Other Income (Expense)	294,728	(14,895)	274,320

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,111,044)	(4,635,418)	(26,846,534)

Provision for Income Taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(22,111,044)	(4,635,418)	(26,846,534)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(4,026,761)

NET LOSS	(22,111,044)	(4,635,418)	(30,873,295)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,434	-	3,434

COMPREHENSIVE LOSS	$(22,107,610)	$(4,635,418)	$(30,869,861)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Net loss per share - Basic and Diluted	$(0.17)	$(0.05)

Weighted average number of shares outstanding during the year - Basic and Diluted	127,590,860	94,977,432

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2008

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total
Common stock issued to founders for cash ($.03 per share)	-	$-	7,500	$1	$249	$-	$-	$-	$250

Common stock issued for license ($.03 per share	-	-	49,500,000	4,950	1,645,050	-	-	-	1,650,000

Common stock issued to officer as compensation ($.03 per share)	-	-	21,375,000	2,138	710,362	-	-	-	712,500

Common stock issued for cash ($.03 per share)	-	-	2,400,000	240	79,760	-	-	-	80,000

Common stock issued for cash ($.15 per share)	-	-	833,334	83	124,917	-	-	-	125,000

Common stock issued to consultant for services ($.03 per share)	-	-	24,600,000	2,460	817,540	-	-	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	-	-	(1,737,805)

Balance, December 31, 2003	-	-	98,715,834	9,872	3,377,878	(1,737,805)	-	-	1,649,945

Common stock issued for cash ($.15 per share)	-	-	2,016,693	202	302,301	-	-	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	-	-	(551,203)

Balance, December 31, 2004	-	-	100,732,527	10,074	3,680,179	(2,289,008)	-	-	1,401,245

Common stock issued in reverse merger	-	-	33,292,500	3,329	(3,329)	-	-	-	-

Common stock issued to consultant for services ($.01 per share)	-	-	15,000,000	1,500	148,500	-	-	-	150,000

Common stock cancelled related to license rights ($.01 per share)	-	-	(49,500,000)	(4,950)	(490,050)	-	-	-	(495,000)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Warrants issued for non-exclusive license	-	-	-	-	143,238	-	-	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	-	-	(1,696,989)

Balance, December 31, 2005	-	-	99,525,027	9,953	3,490,538	(3,985,997)	-	-	(485,506)

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2008 (CONTINUED)

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(66,232,527)	(6,623)	(3,211,742)	3,745,592	-	-	527,227

Common stock issued to purchase investment in oil and gas leases ($.003 per share)	-	-	60,000,000	6,000	159,000	-	-	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	-	-	(140,836)

Balance, December 31, 2006	-	-	93,292,500	9,330	449,796	(381,241)	-	-	77,885

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common shares issued to acquire 100% of outstanding common shares of Uranium Acquisition Corp., Inc.	-	-	15,000,000	1,500	4,248,500	-	-	-	4,250,000

Net loss, 2007	-	-	-	-	-	(4,635,418)	-	-	(4,635,418)

Balance, December 31, 2007	-	-	108,292,500	10,830	4,710,296	(5,016,659)	-	-	(295,533)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common stock issued to consultant for services ($.82 per share)	-	-	450,000	45	367,455	-	-	-	367,500

Common shares issued to acquire 100% of outstanding common shares of ALG Bio Oils Ltd.	-	-	35,000,000	3,500	21,696,500	-	-	-	21,700,000

Other comprehensive income	-	-	-	-	-	-	3,434	-	3,434

Net loss, 2008	-	-	-	-	-	(22,111,044)	-	-	(22,111,044)

Balance, December 31, 2008	-	$-	143,742,500	$14,375	$26,786,251	$(27,127,703)	$3,434	$-	$(323,643)

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Year Ended December 31,		May 28,2003 (Inception)
	2008	2007	to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,111,044)	$(4,635,418)	$(30,873,295)
Net loss from discontinued operations	-	-	(4,026,761)
Loss from continuing operations	(22,111,044)	(4,635,418)	(26,846,534)
Adjustments to reconcile net loss to net cash used in Operating Activities:
In-kind contribution	12,000	12,000	33,000
Stock issued for services	367,500	-	367,500
Amortization	-	18,668	33,400
Impairment of investment in oil and gas leases	-	247,931	247,931
Impairment of bio-fuels plant development contract	21,717,235	-	21,717,235
Impairment of investment in uranium mine	250,000		250,000
Acquisition costs	-	4,250,000	4,250,000
Non-controlling interest	(316,864)	-	(316,864)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	7,843	-
Increase (decrease) in accounts payable and accrued expenses	12,263	(8,661)	119,381
Cash flows from operating activities in continuing operations	(68,910)	(107,637)	(144,951)
Cash flows from operating activities in discontinued operations	-	-	(1,034,023)
Net Cash Used In Operating Activities	(68,910)	(107,637)	(1,178,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(116,331)
Purchase of website	(1,000)	-	(1,000)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	180	-	180
Cash flows from investing activities in continuing operations	(820)	-	(117,151)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Used In Investing Activities	(820)	-	(117,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder's loans	-	-	(609)
Proceeds from loans payable - related parties	67,042	108,087	251,378
Cash flows from financing activities in continuing operations	67,042	108,087	250,769
Cash flows from financing activities in discontinued operations	-	-	1,043,118
Net Cash Provided By Financing Activities	67,042	108,087	1,293,887

EFFECT ON EXCHANGE RATE ON CASH	3,434	-	3,434

NET INCREASE IN CASH	746	450	1,196
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	450	-	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,196	$450	$1,196

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

			For the Period from
	For the Year Ended December 31,		May 28,2003 (Inception)
	2008	2007	to December 31, 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$1,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2008, accounts payable of $250,000 incurred as a result of additional costs of investment in uranium mine.

On June 16, 2008, the Company assumed $17,235 of notes payable as part of the acquisition of ALG Bio Oils Ltd.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc. and previously Advanced Sports Technologies, Inc) is a Florida corporation incorporated on August 9, 2001. Effective September 20, 2008, the Articles of Incorporation were amended to change the name of the corporation to Odyssey Oil & Energy, Inc. Through its acquisition of Uranium Acquisition Corp. Inc., the Company owns a 49% interest in a South African company which owns a non-operating uranium mine in the Bela Bela district in South Africa (Note 2). Through its acquisition of ALG Bio Oils Ltd., the Company wholly owns a South African company that has a preferred contract with a company to develop a commercial bio-fuels plant (Note 2).  The Company’s investment in its 10% working interest in oil and gas leases was expensed during the year ended December 31, 2007 as the gas well was plugged and abandoned at the recommendation of the operator (Note 3).

(B) Principles of Consolidation

The financial statements for 2008 include the accounts of Odyssey Oil & Energy, Inc., Uranium Acquisition Corp., Inc. (“Uranium”) (a development stage company), whose sole asset is a 49% interest, acquired November 20, 2007, in MCA Uranium One (Pty) Limited, and ALG Bio Oils Ltd. (a development stage company), acquired June 16, 2008. All inter-company accounts during the period of consolidation have been eliminated.

The financial statements for 2007 include the accounts of Odyssey Oil & Energy, Inc. and its 49% interest in Uranium from November 20, 2007 (Date of Acquisition)

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders. All amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations. CardioBioMedical Corporation originally merged with Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) on September 23, 2005.

Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc. and previously Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

As a result of the transaction referred to in Note 4 (D), Centurion Gold Holdings, Inc., a related public company, owns approximately 42% of the Company (55% as of December 31, 2007).

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(C) Website Development Costs

The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs."  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the period ended December 31, 2008 and 2007, the Company paid $1,000 and $0, respectively, to develop its website.

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, accrued expenses and loans payable – related parties approximate fair value due to the relatively short period to maturity for these instruments.

(E) Revenue Recognition

Revenue from its interest in the oil and gas leases was recognized when production was sold to a purchaser at a fixed or determinable price, when delivery had occurred and title had transferred and collectability of the revenue was probable.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2008 and 2007, there were no common stock equivalents.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

(J) Stock Split

Effective May 1, 2008, the Board of Directors approved a 3 for 1 stock split. As a result of the stock split, all share and per share data have been retroactively adjusted to give effect to the stock split.

(K) Impairment

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

(L) Foreign Currency Translation

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(M) Recent Accounting Pronouncements

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

NOTE 2	ACQUISITIONS

(A) Bio-Fuels Company

On June 16, 2008, the Company acquired 100% of the outstanding common shares of ALG Bio Oils Ltd., a Cyprus development stage company through a share purchase agreement.  ALG Bio Oils Ltd. owns 100% of the outstanding shares of ALG Western Oil (Pty) Ltd., a South African company that has a preferred contract with a company to develop a commercial bio-fuels plant. The Company issued 35 million restricted common shares with a fair value of $21,700,000. An additional 75 million restricted common shares are contingent upon the occurrence of future specific events (Note 9). The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$180
Intangible asset	21,717,235
Total Assets Acquired	21,717,415
Loans payable	(17,415)
Net Assets Acquired	$21,700,000

The intangible asset was assigned to the bio-fuels plant development contract. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, the intangible asset was impaired during the year ended December 31, 2008.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(B) Mining Company

On November 20, 2007, the Company acquired 100% of the outstanding common shares of Uranium Acquisition Corp., Inc., a Florida development stage company through a share purchase agreement. Uranium Acquisition Corp., Inc. owns a 49% interest in MCA Uranium One (Pty) Limited, a South African company which owns a non-operating uranium mine in the Bela Bela district in South Africa. The share purchase agreement also requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder.

The Company issued 15 million restricted common shares with a fair value of $4,250,000 ($0.28 per share based upon latest traded closing price). Under SFAS No. 144, “Accounting   for the Impairment or Disposal of Long-Lived Assets” and SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations,” the purchase price has been expensed as acquisition costs. In addition, during the year ended December 31, 2008, the Company incurred other costs related to its investment totaling $250,000. These additional costs have been impaired as the Company has determined that there are no commercially minable deposits. (See Note 9).

NOTE 3	INVESTMENT IN OIL AND GAS LEASES

On April 21, 2006, the Company issued 20 million shares of common stock to purchase a 10% working interest in oil and gas leases in Texas for $165,000 ($.008 per share) from Centurion Gold Holdings, Inc., a related public company.  The investment was recorded at historical cost equal to the amount recorded by Centurion Gold Holdings, Inc. The investment was being accounted for under the cost method of accounting.

During the year ended December 31, 2007, the unamortized cost of the investment in oil and gas leases of $247,931 was expensed as the gas well was plugged and abandoned at the recommendation of the operator.

NOTE 4	LOANS PAYABLE – RELATED PARTY

During the years ended December 31, 2008 and 2007, a related party advanced an additional $62,728 and $108,087, respectively, in payment of operating and oil well development expenses. These advances, totaling $251,593 and $188,865 as of December 31, 2008 and 2007, respectively, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable – related party was $42,173 and $20,033 as of December 31, 2008 and 2007, respectively. Subsequent to December 31, 2008, an additional $10,000 in payment of operating expenses was advanced. (See Notes 6 and 11).

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

During the year ended December 31, 2008, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $4,314 in payment of operating expenses and the Company assumed as part of the acquisition of ALG Bio Oils Ltd. $17,235 of notes payable. As of December 31, 2008, the balance of $21,279 is non-interest bearing and is due at the discretion of the director. Subsequent to December 31, 2008, an additional $2,000 was advanced. (See Notes 6 and 11).

NOTE 5	STOCKHOLDERS’ EQUITY

Effective September 20, 2008, the Articles of Incorporation were amended to increase the number of authorized common shares to 650,000,000 from 250,000,000.

(A) Common Stock Issued for Cash

During 2003, the Company issued 7,500 shares of common stock to its founder for cash of $250 ($0.033 per share).

During 2003, the Company issued 2,400,000 shares of common stock for cash of $80,000 ($0.033 per share).

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

During 2003, the Company issued 49,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.033 per share, the price paid for the initial 7,500 shares issued upon formation of the corporation) based upon recent cash offering prices.  During 2005, these 49,500,000 shares of common stock were cancelled pursuant to a settlement agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 19,500,000 common shares at $0.033 per share was issued for the nonexclusive right to the technology. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years.  The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Effective January 1 2008, the Company entered into three one year contracts for consulting services. As consideration, the Company issued 450,000 shares of common stock valued for financial accounting purposes at $367,500 ($.82 per share) based upon recent market prices of the Company. The value of the services is being recognized over the contract term. As of December 31, 2008, the Company has recorded $367,500 as consulting expense.

(C) In-Kind Contribution

During the years ended December 31, 2008 and 2007, the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

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

On November 20, 2007, the Company issued 15 million restricted common shares with a fair value of $4,250,000 ($0.28 per share based upon latest traded closing price) to acquire 100% of the outstanding common shares of Uranium Acquisition Corp., Inc. (See Note 2).

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6	RELATED PARTY TRANSACTIONS

See Notes 4 and 5.

NOTE 7	INCOME TAXES

Income tax expense (benefit) for the periods ended December 31, 2008 and 2007 is summarized as follows:
To Do
	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred - Federal and State	-	-

Income tax expense (benefit)	$-	$-

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2008 and 2007 as follows:

	2008	2007

U.S. Federal income tax expense (benefit)	$(7,517,755)	$(1,576,042)
State income tax expense (benefit)	(802,631)	(168,266)
Permanent difference	(114,720)	1,603,791
Impairment	168,836	93,296
Effect on net operating loss carryforward	8,266,270	47,221

	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$238,008	$69,173
Total gross deferred tax assets	238,008	69,173
Less valuation allowance	(238,008)	(69,173)

Net deferred tax assets	$-	$-

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

At December 31, 2008, the Company had a net operating loss carryforward of approximately $632,400 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2028.  All other losses incurred by the Company prior to the change in control are not available due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control.  The net change in the valuation allowance during the year ended December 31, 2008 was an increase of $68,836.

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

NOTE 9	COMMITMENTS AND CONTINGENCIES

Purchase Agreements

Uranium Acquisition Corp.

During November 2007, the Company signed an agreement under which it acquired 100% of the outstanding shares of Uranium Acquisition Corp., Inc. (“Uranium”), a Florida corporation. The agreement called for the Company to issue 15 million shares of Company stock upon signing of the agreement.  The agreement also calls for the Company to issue 30 million shares upon approval of a mining license. In addition, the agreement calls for the Company to deliver 75 million shares of common stock, within 18 months of the signature of the agreement, upon the proving up of uranium reserves being substantially the same as per the “Summary of Geological Area and Write up” presented by Mineral Capital Assets.

The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders.  As of December 31, 2008, no uranium reserves have been proven and no additional shares are due under the agreement, however during the year ended December 31, 2008, the Company incurred other costs related to its investment totaling $250,000. These additional costs have been impaired as the Company has determined that there are no commercially minable deposits (See Note 2(B)).

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

ALG Bio Oils Ltd.

During June 2008, the Company signed an agreement under which it acquired 100% of the outstanding shares of ALG Bio Oils Ltd. (Note 2 (A)). The agreement called for the Company to issue 35 million shares of Company stock upon signing of the agreement. The agreement also calls for the Company to issue an additional 25 million shares upon each of the following events:

1. The successful commissioning of a bio-fuels pilot plant,
2. The ordering of a commercial bio-fuels plant, and
3. The commissioning of a commercial bio-fuels plant.

As of December 31, 2008, none of the required events have been completed and no additional shares are due under the agreement.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a net loss since inception of $30,873,295, a stockholders’ deficit of $323,643, a working capital deficiency of $641,507 and net cash used in operations of $1,178,974 since inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, related parties have funded our operating cash requirements.  Management has received verbal assurances from these related parties that such funding will continue as needed.  Based on these assurances, management expects that the Company will be able to develop its interests in ALG Bio Oils Ltd. and execute its plan of operations and continue as a going concern.

NOTE 11	SEGMENT REPORTING

The accounting policies of the segments are the same as those described in “Organization and Basis of Presentation” above. The Company’s business is currently conducted principally in South Africa. As of December 31, 2008 and 2007, the Company had $598 and $0, respectively, of assets located in South Africa.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The following table summarizes segment information:

	Bio-fuels	Other	Consolidated
Year Ended December 31, 2008
Impairment expense	$21,717,235	$250,000	$21,967,235
Purchase of property and equipment	-	(1,000)	(1,000)
Net Loss	(21,724,198)	(386,846)	(22,111,044)

Total Assets	593	1,603	2,196
Total Liabilities	21,729	620,974	642,703

NOTE 12	VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which was originally issued in January 2003. FIN No. 46R provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of November 20, 2007, the Company owns a 49% interest in MCA through it’s acquisition of Uranium Acquisition Corp, Inc. The Company has agreed to provide financial support to MCA to fund all exploration costs up to the point of proving the existence of ore.

The Company has concluded that MCA meets the definition of a VIE because MCA is dependent on the Company for its funding and has been consolidated with the Company.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at December 31, 2008, was an increase in the Company’s assets of $5 and an increase in the Company’s liabilities of $620,934. The Company also recognized non-controlling income of $316,864 for the year ended December 31, 2008.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 13	SUBSEQUENT EVENTS

Subsequent to December 31, 2008, an additional $10,000 was advanced by a related party. These advances are unsecured, bear interest at 10% per annum and are due on demand (Note 4).

Subsequent to December 31, 2008, an additional $2,000 was advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, by a related party. The loans are non-interest bearing and are due at the discretion of the director (Note 4).

