Form 10-Q
period 2009-03-31
Odyssey Oil & Gas, Inc.
filed 2009-05-20
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

Commission file Number 333-106299

ODYSSEY OIL AND ENERGY, INC
(Exact name of small business issuer as specified in its charter)

ODYSSEY OIL AND GAS, INC.
(Former Name of Registrant)

FLORIDA	65-1139235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 18, 2009 was 143,742,500 shares.

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

Item 1. Financial Statements

Unaudited financial statements as of the quarter ended March 31, 2009 are submitted in compliance with Rule 210.8-03 of Regulation S-X.

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

PAGE	5	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

PAGES	7-9	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

PAGES	10 – 11	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

PAGES	12 - 21	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,896	$1,196
Total Current Assets	1,896	1,196

Property & Equipment, net	1,000	1,000
TOTAL ASSETS	$2,896	$2,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,720	$77,060
Loans payable and accrued interest - related parties	340,074	312,209
Liabilities held for sale - discontinued operations	254,403	253,434
Total Liabilities	676,197	642,703

NON-CONTROLLING INTEREST	(317,389)	(316,864)

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 650,000,000 shares authorized,
143,742,500 shares issued and outstanding	14,375	14,375
Additional paid-in capital	26,789,251	26,786,251
Accumulated deficit during development stage	(27,163,504)	(27,127,703)
Accumulated other comprehensive income	3,966	3,434
Total Stockholders' Deficit	(355,912)	(323,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,896	$2,196

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

			For the Period from
	For the Three	For the Three	May 28,2003
	Months Ended	Months Ended	(Inception)
	March 31, 2009	March 31, 2008	to March 31, 2009

REVENUE	$-	$-	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	51,886
General and administrative	16,358	7,800	135,160
Professional fees	12,609	11,356	150,772
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Impairment of bio-fuels plant development contract	-	-	21,717,235
Total Operating Expenses	28,967	19,156	22,336,384

LOSS FROM CONTINUING OPERATIONS	(28,967)	(19,156)	(22,309,689)

OTHER INCOME (EXPENSE)
Interest income	1	-	2,794
Interest expense	(6,331)	(4,838)	(51,668)
Total Other Income (Expense)	(6,330)	(4,838)	(48,874)

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(35,297)	(23,994)	(22,358,563)

Provision for Income Taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(35,297)	(23,994)	(22,358,563)

LOSS FROM DISCONTINUED OPERATIONS	(504)	(93,675)	(8,550,533)

NET LOSS	(35,801)	(117,669)	(30,909,096)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	532	138	3,966

COMPREHENSIVE LOSS	$(35,269)	$(117,531)	$(30,905,130)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$-	$-
Discontinued operations	$-	$-

Weighted average number of shares outstanding during
the year - Basic and Diluted	143,742,500	108,396,346

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2009
(UNAUDITED)

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2009 (CONTINUED)
(UNAUDITED)

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common stock cancelled in connection with exchange of ownership in CardioBioMedical Corporation to its original stockholders	-	-	(66,232,527)	(6,623)	(3,211,742)	3,745,592	-	-	527,227

Common stock issued to purchase investment in oil and gas leases ($.003 per share)	-	-	60,000,000	6,000	159,000	-	-	-	165,000

Net loss, 2006	-	-	-	-	-	(140,836)	-	-	(140,836)

Balance, December 31, 2006	-	-	93,292,500	9,330	449,796	(381,241)	-	-	77,885

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common shares issued to acquire 100% of outstanding common shares of Uranium Acquisition Corp., Inc.	-	-	15,000,000	1,500	4,248,500	-	-	-	4,250,000

Net loss, 2007	-	-	-	-	-	(4,635,418)	-	-	(4,635,418)

Balance, December 31, 2007	-	-	108,292,500	10,830	4,710,296	(5,016,659)	-	-	(295,533)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Common stock issued to consultant for services ($.82 per share)	-	-	450,000	45	367,455	-	-	-	367,500

Common shares issued to acquire 100% of outstanding common shares of ALG Bio Oils Ltd.	-	-	35,000,000	3,500	21,696,500	-	-	-	21,700,000

Other comprehensive income	-	-	-	-	-	-	3,434	-	3,434

Net loss, 2008	-	-	-	-	-	(22,111,044)	-	-	(22,111,044)

Balance, December 31, 2008	-	-	143,742,500	14,375	26,786,251	(27,127,703)	3,434	-	(323,643)

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2009 (CONTINUED)
(UNAUDITED)

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

In-kind contribution	-	-	-	-	3,000	-	-	-	3,000

Other comprehensive income	-	-	-	-	-	-	532	-	532

Net loss, three months ended March 31, 2009	-	-	-	-	-	(35,801)	-	-	(35,801)

Balance, March 31, 2009	-	$-	143,742,500	$14,375	$26,789,251	$(27,163,504)	$3,966	$-	$(355,912)

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period from May 28, 2003 (Inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(35,297)	$(23,994)	$(22,358,563)
Loss from discontinued operations	(504)	(93,675)	(8,550,533)
Net loss	(35,801)	(117,669)	(30,909,096)
Adjustments to reconcile net loss to net cash used in
Operating Activities:
In-kind contribution	3,000	3,000	36,000
Stock issued for services	-	91,875	402,626
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,751
Impairment of bio-fuels plant development contract	-	-	21,717,235
Acquisition costs	-	-	8,245,592
Non-controlling interest	(525)	-	(317,389)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and
accrued expenses	11,961	12,323	381,342
Cash flows from operating activities in continuing
operations	(21,809)	(8,671)	(158,826)
Cash flows from operating activities in discontinued
operations	444	(1,800)	(3,713)
Net Cash Used In Operating Activities	(21,365)	(10,471)	(162,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(116,331)
Purchase of website	-	-	(1,000)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	-	-	180
Cash flows from investing activities in continuing
operations	-	-	(117,151)
Cash flows from investing activities in discontinued
operations	-	-	-
Net Cash Used In Investing Activities	-	-	(117,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stockholder's loans	-	-	(609)
Proceeds from loans payable - related parties	21,533	10,550	278,229
Cash flows from financing activities in continuing
operations	21,533	10,550	274,334
Cash flows from financing activities in discontinued
operations	-	-	3,286
Net Cash Provided By Financing Activities	21,533	10,550	277,620

EFFECT ON EXCHANGE RATE ON CASH	532	138	3,966

NET INCREASE IN CASH	700	217	1,896
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,196	450	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,896	$667	$1,896

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

For the Period from
	For the Three	For the Three	May 28,2003
	Months Ended	Months Ended	(Inception)
	March 31, 2009	March 31, 2008	to March 31, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$1,824

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

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2008.

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

(B) Principles of Consolidation

The financial statements for 2009 and 2008 include the accounts of Odyssey Oil & Energy, Inc., Uranium Acquisition Corp., Inc. (“Uranium”) (a development stage company), whose sole asset is a 49% interest in MCA Uranium One (Pty) Limited, and ALG Bio Oils Ltd. (a development stage company). All inter-company accounts during the period of consolidation have been eliminated.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(C) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and accrued expenses and loans payable – related parties approximate fair value due to the relatively short period to maturity for these instruments.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2009 and 2008, there were no common stock equivalents.

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

(G) Foreign Currency Translation

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
AS OF MARCH 31, 2009
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

(K) Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling Deficiency investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(L) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(M) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2 LOANS PAYABLE – RELATED PARTY

During the three months ended March 31, 2009, a related party advanced an additional $20,000 in partial payment of accounts payable due and other operating expenses. The advances, totaling $268,307 as of March 31, 2009, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable – related party was $48,504 as of March 31, 2009.

During the three months ended March 31, 2009, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $2,068 in payment of operating expenses. The advances, totaling $23,275 as of March 31, 2009 including the amount assumed as part of the acquisition of $17,235, are non-interest bearing and are due at the discretion of the director.

NOTE 3 STOCKHOLDERS’ EQUITY

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
AS OF MARCH 31, 2009
(UNAUDITED)

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
AS OF MARCH 31, 2009
(UNAUDITED)
Effective January 1 2008, the Company entered into three one year contracts for consulting services. As consideration, the Company issued 450,000 shares of common stock valued for financial accounting purposes at $367,500 ($.82 per share) based upon recent market prices of the Company. The value of the services is being recognized over the contract term.

(C) In-kind Contribution

During the three months ended March 31, 2009 and 2008, the Company recorded additional paid-in capital of $3,000 for the fair value of rent and services contributed to the Company by its president.

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

NOTE 4 RELATED PARTY TRANSACTIONS

See Notes 2 and 3.

NOTE 5 DISCONTINUED OPERATIONS

Pursuant to management’s plan to dispose of the assets and liabilities of its interest in MCA Uranium One (Pty) Limited, all amounts relating to its operations have been reflected as discontinued operations and as assets and liabilities held for sale.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

a) Discontinued operations

The results of the discontinued operations for each of the three months ended March 31, 2009 and 2008 are summarized as follow:

	Three months ended March 31,
	2009	2008
Revenue	$-	$-
Operating Expenses	(504)	(93,675)
Loss from discontinued operations	$(504)	$(93,675)

b) Assets and liabilities held for sale-discontinued operations

The Company has also reclassified the major classes of assets and liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 in accordance with SFAS 144 as follows:

	As of March 31, 2009	As of December 31, 2008
Assets	$-	$-
Accounts payable and accrued expenses	251,198	$253,434
Notes payable	3,205	-
Less: Noncontrolling interest	317,389	-
	$(62,986)	$253,434

NOTE 6 COMMITMENTS AND CONTINGENCIES

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders.  As of March 31, 2009, no uranium reserves have been proven and no additional shares or loans are due under the agreement.  See Note 7.

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

As of March 31, 2009, none of the required events have been completed and no additional shares are due under the agreement.

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $27,163,504, a working capital deficiency of $674,301 and net cash used in operations of $162,539 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 9 SUBSEQUENT EVENTS

Subsequent to March 31, 2009, an additional $14,000 was advanced by a related party. These advances are unsecured, bear interest at 10% per annum and are due on demand (See Note 2).

Subsequent to March 31, 2009, an additional $1,675 was advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, by a related party. The loans are non-interest bearing and are due at the discretion of the director (See Note 2).

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

The Company is currently negotiating with MCA Capital Assets (Pty) Ltd to dispose of the Uranium Prospect referred to above. All its assets and liabilities.have been reported separately on the balance sheet. All expenses have been reclassified to discontinued operations on the statement of operations.

Critical Accounting Policies and Changes to Accounting Policies

The Company historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

Investment in Mining Company. Through its acquisition of  Uranium Acquisition Corp., Inc., the Company owns a 49% interest in MCA Uranium One (Pty) Limited (“MCA”), a South African company which owns a non operating Uranium mine in the Bela Bela district in South Africa.  As referred to above, the Company  is in negotiations to dispose of the Uranium Prospect. Accordingly, all its assets and liabilities have been reported separately on the balance sheet. All expenses have been reclassified to discontinued operations on the statement of operations.

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

Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

Management’s Discussion and Analysis and Plan of Operations

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa.

During the quarter ended September 2008, Xstrata Alloys had ordered and paid for the pilot plant to be erected at the Boshoek smelter. Further the Company had identified and duplicated the strain of algae to be used in the pilot project with Xstrata Alloys. The pilot plant has arrived at Boshoek and is currently being assembled. The Company expects the pilot plant to be running during the second quarter of 2009.

During the quarter ended March 31, 2009, Global Investment Group, Inc., a third party, loaned the Company an additional $20,000 for partial payment of accounts payable due as of  March 31, 2009 and other operating expenses. The loan bears interest at 10% per annum, is unsecured and is due on demand.

Total operating expenses increased to $28,967 from $19,156 for the three months ended March 31, 2009. The increase was primarily due to consulting fees charged by Global Investment Group, Inc.

Total assets consist of cash of $1,896 and website costs of $1,000. Total liabilities consist of accounts payable and accrued expenses of $81,720, amounts due to related parties totaling $340,074 and liabilities held for sale – discontinued operations of $254,403. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited funded all operating costs and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

The Company intends to dispose of the Uranium Prospect known as Springbok Flats and is currently negotiating with MCA Capital Assets (Pty) Ltd, the 51% shareholder in MCA Uranium One (Pty) Ltd for them to acquire the interest. Accordingly, all its assets and liabilities. have been reported separately on the balance sheet. All expenses have been reclassified to discontinued operations on the statement of operations.

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

The current mailing address of the Company is 6248 NW 32nd Terrace, Boca Raton, FL 33496.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10Q.

Item 1A.  Risk Factors

None

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

None filed.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & ENERGY, INC

By: /s/ Arthur Johnson

Arthur Johnson
Principal Executive Officer,
President and Director