Form 10-Q
period 2009-06-30
Odyssey Oil & Gas, Inc.
filed 2009-08-21
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of August 20, 2009 was 292,566,500 shares

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

Item 1. Financial Statements

Unaudited financial statements as of the quarter ended June 30, 2009 are submitted in compliance with Rule 210.8-03 of Regulation S-X.

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

PAGE	F-2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED)

PAGES	F-3 – F-5	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED)

PAGES	F-6 – F-7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED)

PAGES	F-8 - F-18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$35,542	$1,196
Total Current Assets	35,542	1,196

Property & equipment, net	1,000	1,000
Patent costs, net	82,872	-
TOTAL ASSETS	$119,414	$2,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$49,657	$77,060
Loans payable and accrued interest - related parties	539,857	312,209
Liabilities held for sale - discontinued operations	255,387	253,434
Total Liabilities	844,901	642,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Attributable to Odyssey Oil & Energy, Inc.:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 650,000,000 shares authorized, 292,565,500 and 143,742,500 shares issued and outstanding, respectively	29,256	14,375
Additional paid-in capital	82,090,549	26,786,251
Accumulated deficit during development stage	(81,706,743)	(27,127,703)
Accumulated other comprehensive income	2,004	3,434
Total	415,066	(323,643)
Non-controlling interest	(1,140,553)	(316,864)
Total Stockholders' Deficit	(725,487)	(640,507)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$119,414	$2,196

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the
					Period From
	For the Three	For the Three	For the Six	For the Six	May 28,2003
	Months Ended	Months Ended	Months Ended	Months Ended	(Inception)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	to June 30, 2009

REVENUE	$-	$-	$-	$-	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	-	-	51,886
General and administrative	2,486,460	14,962	2,502,818	20,529	2,437,870
Professional fees	(5,548)	5,610	7,061	19,199	142,991
Amortization	-	-	-	-	33,400
Impairment of investment in oil and gas leases	-	-	-	-	247,931
Impairment of bio-fuels plant development contract	15,000,000	21,717,235	15,000,000	21,717,235	36,717,235
Impairment of Hybrid Battery Technology license	37,878,422	-	37,878,422	-	37,878,422
Total Operating Expenses	55,359,334	21,737,807	55,388,301	21,756,963	77,509,735

LOSS FROM CONTINUING OPERATIONS	(55,359,334)	(21,737,807)	(55,388,301)	(21,756,963)	(77,483,040)

OTHER INCOME (EXPENSE)
Interest income	-	-	1	-	2,794
Interest expense	(6,876)	(5,211)	(13,207)	(10,049)	(58,544)
Total Other Income (Expense)	(6,876)	(5,211)	(13,206)	(10,049)	(55,750)

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(55,366,210)	(21,743,018)	(55,401,507)	(21,767,012)	(77,538,790)

Provision for Income Taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(55,366,210)	(21,743,018)	(55,401,507)	(21,767,012)	(77,538,790)

LOSS FROM DISCONTINUED OPERATIONS	-	(92,308)	(504)	(185,983)	(8,736,516)

NET LOSS	(55,366,210)	(21,835,326)	(55,402,011)	(21,952,995)	(86,275,306)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	822,971	-	822,971	-	822,971

NET LOSS ATTRIBUTABLE TO ODYSSEY OIL & ENERGY	(54,543,239)	(21,835,326)	(54,579,040)	(21,952,995)	(85,452,335)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(1,962)	(89)	(1,430)	49	2,004

COMPREHENSIVE LOSS	$(54,545,201)	$(21,835,415)	$(54,580,470)	$(21,952,946)	$(85,450,331)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.25)	$(0.19)	$(0.30)	$(0.22)
Discontinued operations	-	-	-	-

Weighted average number of shares outstanding during the period - Basic and Diluted	216,599,071	114,127,115	180,372,047	100,204,615

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2009
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
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2009 (CONTINUED)
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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO JUNE 30, 2009 (CONTINUED)
(UNAUDITED)

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

In-kind contribution	-	-	-	-	6,000	-	-	-	6,000

Additional common shares issued in connection with acquisition of ALG Bio Oils Ltd. ($.20 per share)	-	-	75,000,000	7,500	14,992,500	-	-	-	15,000,000

Common shares issued to acquire 51% of outstanding common shares of H-Power (Pty) Ltd. ($.58 per share)	-	-	65,000,000	6,500	37,693,500	-	-	-	37,700,000

Common stock issued to consultant of ALG Bio Oils Ltd. for services ($.58 per share)	-	-	1,356,500	135	786,635	-	-	-	786,770

Common stock issued to consultant of H-Power (Pty) Ltd. for services ($.27 per share)	-	-	6,200,000	620	1,673,380	-	-	-	1,674,000

Common stock issued for cash ($.12 per share)	-	-	1,266,500	126	152,283	-	-	-	152,409

Other comprehensive income	-	-	-	-	-	-	(1,430)	-	(1,430)

Net loss, six months ended June 30, 2009	-	-	-	-	-	(54,579,040)	-	-	(54,579,040)

Balance, June 30, 2009	-	$-	292,565,500	$29,256	$82,090,549	$(81,706,743)	$2,004	$-	$415,066

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY,  INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the
			Period From
	For the Six	For the Six	May 28,2003
	Months Ended	Months Ended	(Inception)
	June 30, 2009	June 30, 2008	to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(54,578,536)	$(21,952,995)	$(76,715,819)
Loss from discontinued operations	(504)	-	(8,736,516)
Net loss	(54,579,040)	(21,952,995)	(85,452,335)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contributions	6,000	6,000	39,000
Stock issued for services	2,460,770	183,750	3,051,927
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Impairment of bio-fuels plant development contract	15,000,000	21,717,235	36,717,235
Impairment of Hybrid Battery Technology license	37,877,520		37,877,520
Acquisition costs	-	-	8,245,592
Non-controlling interest	(822,971)	-	(1,140,360)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(14,197)	7,386	357,138
Cash flows from operating activities in continuing operations	(71,918)	(38,624)	(22,952)
Cash flows from operating activities in discontinued operations	1,953	-	(188,712)
Net Cash Used In Operating Activities	(69,965)	(38,624)	(211,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(116,331)
Purchase of website	-	-	(1,000)
Patent costs	(82,872)	-	(82,872)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	-	180	180
Acquisition of H-Power (Pty) Ltd. net of cash purchased	16	-	16
Cash flows from investing activities in continuing
operations	(82,856)	180	(200,007)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Provided By (Used In) Investing Activities	(82,856)	180	(200,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on sale of common stock	152,410	-	152,410
Proceeds from loan payable	-	-	12,236
Repayment of stockholder's loans	-	-	(12,730)
Proceeds from loans payable - related parties	48,456	40,967	292,916
Repayment of from loans payable - related parties	(16,990)	-	(4,869)
Cash flows from financing activities in continuing operations	183,876	40,967	436,677
Cash flows from financing activities in discontinued operations	-	-	3,286
Net Cash Provided By Financing Activities	183,876	40,967	439,963

EFFECT ON EXCHANGE RATE ON CASH	3,291	49	7,250

NET INCREASE IN CASH	34,346	2,572	35,542
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,196	450	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,542	$3,022	$35,542

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY,  INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the
Period From
	For the Six	For the Six	May 28,2003
	Months Ended	Months Ended	(Inception)
	June 30, 2009	June 30, 2008	to June 30, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$1,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended June 30, 2009, the Company issued 1,356,500 shares of common stock to consultants of ALG Bio Oils Ltd. for services rendered for a value of $786,770.

During the three months ended June 30, 2009, the Company issued 6,200,000 shares of common stock to consultants of H-Power (Pty) Ltd. for services rendered for a value of $1,674,000.

During the three months ended June 30, 2009, the Company issued an additional 75 million shares of common stock in connection with the acquisition of ALG Bio Oils Ltd.

On May 26, 2009, the Company issued 65 million shares of common stock to acquire 51% of the outstanding common shares of H-Power (Pty) Ltd.

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
AS OF JUNE 30, 2009
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

Centurion Gold Holdings, Inc., a related public company, owns approximately 19% of the Company.

The Company, a development stage company since inception, has been devoting its efforts to seek, acquire and finance the development of small energy related companies.

(B) Principles of Consolidation

The financial statements for 2009 and 2008 include the accounts of Odyssey Oil & Energy, Inc., Uranium Acquisition Corp., Inc. (“Uranium”) (a development stage company), whose sole asset is a 49% interest in MCA Uranium One (Pty) Limited, and ALG Bio Oils Ltd. (a development stage company). The financial statements for 2009 also include the accounts of H-Power (Pty) Ltd. (a development stage company), a 51% ownership acquired on May 26, 2009. All intercompany accounts during the period of consolidation have been eliminated.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(C) Patent Costs

Patent costs totaling $82,872 incurred in connection with its Hybrid Battery Technology have been capitalized and accounted for in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, intangible assets with a finite useful life are amortized; an intangible asset with an indefinite useful life is not amortized but are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable.

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including miscellaneous receivable and loans receivable – related parties and accounts payable and accrued expenses and loans payable – related parties approximate fair value due to the relatively short period to maturity for these instruments.

(E) Use of Estimates

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2009 and 2008, there were no common stock equivalents.

(G) Cash and Cash Equivalents

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
AS OF JUNE 30, 2009
(UNAUDITED)

(H) Foreign Currency Translation

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

(I) Stock Split

Effective May 1, 2008, the Board of Directors approved a 3 for 1 stock split. As a result of the stock split, all share and per share data have been retroactively adjusted to give effect to the stock split.

(J) Income Taxes

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(L) Recent Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

NOTE 2	ACQUISITION

On May 26, 2009, the Company acquired 51% of the outstanding common shares of H- Power (Pty) Ltd., a South Africa development stage company through a share purchase agreement.  The Company owns an exclusive license to design, develop, manufacture and market products based on the Hybrid Battery Technology worldwide. The agreement originally called for the Company to issue 95 million restricted common shares but was subsequently amended to 65 million. The fair value of the common shares issued was $37,700,000. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$16
Intangible asset	37,877,722
Total Assets Acquired	37,877,738
Loans payable	(177,932)
Non-controlled interest	194

Net Assets Acquired	$37,700,000

The intangible asset was assigned to the Hybrid Battery Technology exclusive license. Because of the uncertainty of profitability and success of the technology and the uncertainty of the Company to successfully raise funds for this technology, the intangible asset was impaired during the six months ended June 30, 2009.

NOTE 3	LOANS PAYABLE – RELATED PARTIES

During the six months ended June 30, 2009, a related party advanced an additional $44,000 in partial payment of accounts payable due and other operating expenses. In addition, a principal repayment of $4,260 was made. The net advances, totaling $288,047 as of June 30, 2009, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable – related party was $55,380 as of June 30, 2009.

During the six months ended June 30, 2009, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $4,456 in payment of operating expenses. The advances, totaling $30,526 as of June 30, 2009 including the amount assumed as part of the acquisition of $17,235, are non-interest bearing and are due at the discretion of the director.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

Since acquisition, loan repayments of $12,028 were made to related parties of H-Power (Pty) Ltd., the Company’s 51% owned subsidiary. The advances, totaling $165,904 as of June 30, 2009 net of the amount assumed as part of the acquisition of $177,932, are non-interest bearing and are due at the discretion of the director.

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

During the three months ended June 30, 2009, the Company issued 1,266,500 shares of common stock for cash of $152,410 ($.12 per share).

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
AS OF JUNE 30, 2009
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

Effective January 1, 2008, the Company entered into three one year contracts for consulting services. As consideration, the Company issued 450,000 shares of common stock valued for financial accounting purposes at $367,500 ($.82 per share) based upon recent market prices of the Company. The value of the services is being recognized over the contract term. As of June 30, 2008, the Company has recorded $183,750 as consulting expense.

During the three months ended June 30, 2009, the Company issued 1,356,500 shares of common stock for consulting services relating to its ALG Bio Oils Ltd. subsidiary. The shares were valued for financial accounting purposes at $786,770 ($.58 per share) based upon recent market prices of the Company.

During the three months ended June 30, 2009, the Company issued 6,200,000 shares of common stock for consulting services relating to its H-Power (Pty) Ltd. subsidiary. The shares were valued for financial accounting purposes at $1,674,000 ($.27 per share) based upon recent market prices of the Company.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(C) In-kind Contribution

During the six months ended June 30, 2009 and 2008, the Company recorded additional paid-in capital of $6,000 for the fair value of rent and services contributed to the Company by its president.

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

On May 5, 2009, the Company issued an additional 75 million shares with a fair value of $15,000,000 ($0.20 per share based upon latest traded closing price) in connection with the acquisition of ALG Bio Oils Ltd. (See Note 7).

On May 26, 2009, the Company issued 65 million restricted common shares with a fair value of $37,700,000 ($0.58 per share based upon latest traded closing price) to acquire 51% of the outstanding common shares of H-Power (Pty) Ltd.

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

a) Discontinued operations

The results of the discontinued operations for each of the three and six months ended June 30, 2009 and 2008 are summarized as follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	-	(92,308)	(504)	(185,983)
Loss from discontinued operations	$-	$(92,308)	$(504)	$(185,983)

b) Assets and liabilities held for sale-discontinued operations

The Company has also reclassified the major classes of assets and liabilities in the Condensed Consolidated Balance Sheet in accordance with SFAS 144 as follows:

	As of June 30, 2009	As of December 31, 2008
Assets	$-	$-
Accounts payable and accrued expenses	251,441	253,434
Notes payable	3,946	-
	$255,387	$253,434

NOTE 7	COMMITMENTS AND CONTINGENCIES

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders.  As of June 30, 2009, no uranium reserves have been proven and no additional shares or loans are due under the agreement.

ALG Bio Oils Ltd.

During June 2008, the Company signed an agreement under which it acquired 100% of the outstanding shares of ALG Bio Oils Ltd. The agreement called for the Company to issue 35 million shares of Company stock upon signing of the agreement. The agreement also called for the Company to issue an additional 25 million shares upon each of the following events:

1. The successful commissioning of a bio-fuels pilot plant,
2. The ordering of a commercial bio-fuels plant, and
3. The commissioning of a commercial bio-fuels plant.

On June 16, 2009, the agreement was amended such that the Company was to issue a total of 75 million additional shares upon the following events:

1. Twenty-five million shares upon the selection of a project team.
2. Twenty million shares upon a decision by the project team on the technology to be used for the pilot plant
3. Fifteen million shares when algae strain has been identified, isolated and successfully growing in a laboratory.
4. Ten million shares upon funding approval and order placed for acquisition of pilot plant.
5. Five million shares upon commissioning of pilot plant.

As of June 30, 2009, the required events have been completed and the additional 75 million shares due under the agreement were issued with a value for financial accounting purposes of $15,000,000 ($.20 per share) based upon recent market prices of the Company. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, this intangible asset was impaired during the six months ended June 30, 2009.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $81,706,743, a working capital deficiency of $809,359 and net cash used in operations of $211,664 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, related parties have funded our operating cash requirements. Management has received verbal assurances from these related parties that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to develop its interests in ALG Bio Oils Ltd. and H-Power (Pty) Ltd. and execute its plan of operations and continue as a going concern.

NOTE 9	SUBSEQUENT EVENTS

Subsequent to June 30, 2009, an additional $500 was advanced by a related party. These advances are unsecured, bear interest at 10% per annum and are due on demand (See Note 3).

Subsequent to June 30, 2009, the Company issued 1,000 shares of common stock for cash of $128 ($.12 per share).

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 20, 2009, the date the financial statements were issued.

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

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa. The construction of the pilot plant was completed during the quarter and is undergoing various tests. This acquisition continues the Company’s strategy of investing in energy related enterprises.

The Company intends to expand the making of bio fuels from algae to other large mining Companies in South Africa.

On May 26, 2009, the Company acquired a 51% interest in H-Power (Pty) Ltd. H-Power has the worldwide sole and exclusive rights to market batteries based on the patented Hybrid Battery Technology. This acquisition continues and expands the Company’s strategy of investing in energy related enterprises.

The Company is still negotiating with MCA Capital Assets (Pty) Ltd to dispose of the Uranium Prospect referred to above. All its assets and liabilities have been reported separately on the balance sheet. All expenses have been reclassified to discontinued operations on the statement of operations.

Critical Accounting Policies and Changes to Accounting Policies

The Company historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

Patent costs.  The Company accounts for patent costs in connection with its Hybrid Battery Technology in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, intangible assets with a finite useful life are amortized; an intangible asset with an indefinite useful life is not amortized but are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable.

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

Impairment. The Company accounts for any impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”).  Under Statement 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred.

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

Recent Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Management’s Discussion and Analysis and Plan of Operations

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa.

During the quarter ended September 2008, Xstrata Alloys had ordered and paid for the pilot plant to be erected at the Boshoek smelter. Further the Company had identified and duplicated the strain of algae to be used in the pilot project with Xstrata Alloys. During the quarter ended June 30, 2009, the pilot plant was assembled at Boshoek and is currently running and being tested. The Company expects the pilot plant to be fully functional and most tests completed during the third quarter of 2009.

On May 26, 2009, the Company acquired a 51% interest in H-Power (Pty) Ltd. H-Power has the worldwide sole and exclusive rights to market batteries based on the patented Hybrid Battery Technology. Representatives of the Company are currently meeting prospective clients to produce the hybrid batteries. The Company intends to charge a royalty instead of having the batteries produced for its own account.

During the six months ended June 30, 2009, Global Investment Group, Inc., a third party, loaned the Company an additional $44,000 for partial payment of accounts payable due as of  March 31, 2009 and other operating expenses. In addition, a principal repayment of $4,260 was made. The loans bear interest at 10% per annum, are unsecured and are due on demand.

During the six months ended June 30, 2009, a related party advanced to ALG Bio Oils Ltd, $4,456 in payment of operating expenses. The advances are non-interest bearing and are due at the discretion of the director.

Since the acquisition on May 26, 2009, loan repayments of $12,730 were made to related parties of H-Power (Pty) Ltd., The loan balance due is non-interest bearing and is due at the discretion of the director.

Excluding impairments, total operating expenses increased to $2,509,879 from $39,728 for the six months ended June 30, 2008. The increase was primarily due to consulting fees expensed of $2,460,770 relating to its ALG Bio Oils Limited and H-Power (Pty) Ltd subsidiaries. These consulting fees were primarily in payment of technological and promotional services rendered.

Total assets consist of cash of $35,542, website costs of $1,000 and patent costs of $82,872. Total liabilities consist of accounts payable and accrued expenses of $49,657, amounts due to related parties totaling $539,857 and liabilities held for sale – discontinued operations of $255,387. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited and H-Power (Pty) Ltd. funded all operating costs and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

The Company intends to dispose of the Uranium Prospect known as Springbok Flats and is still negotiating with MCA Capital Assets (Pty) Ltd, the 51% shareholder in MCA Uranium One (Pty) Ltd for them to acquire the interest. Accordingly, all its assets and liabilities have been reported separately on the balance sheet. All expenses have been reclassified to discontinued operations on the statement of operations.

The Company has completed building a pilot plant for the bio fuel project at Boshoek, which is currently being tested, in accordance with the terms of the Letter of Intent with Xstrata Alloys during 2008. Funding will be provided by Xstrata Alloys.

The company does not intend to expand by acquiring additional working interests in other oil and gas wells but will explore investments in other energy related enterprises. These future activities will be dependent upon the Company’s ability to raise additional funds. Currently, the Company does not have sufficient cash to continue operations for the next twelve months. Our auditors have raised substantial doubt about the Company’s ability to continue as a going concern. Although no assurances can be given, management has received verbal assurances from the related parties referred to above that such funding will continue as needed.  Based on these assurances, management expects that the Company will be able to develop its interests in ALG Bio Oils Ltd. and H-Power (Pty) Ltd. and execute its plan of operations to continue as a going concern.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

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

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there is a material weakness in our internal control over financial reporting and that our financial reporting controls were not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is:

The Company does not have sufficient accounting staff at its ALG Bio Oils Ltd. and H-Power (Pty) Ltd. subsidiaries in South Africa to ensure that all transactions are properly reconciled, and timely and properly reflected in the accounting records.  This insufficiency in accounting staff results in a lack of accounting expertise necessary for an effective system of internal control.

In order to mitigate the above weaknesses, the Company will consider adding accounting staff but at a minimum will improve communication to its accounting firm in South Africa to ensure that all transactions are properly and timely recorded. In addition, management will conduct a more thorough review of all financial reports issued for completeness and reasonableness.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10Q.

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company issued 1,266,500 shares of common stock for cash of $152,410 ($.12 per share) pursuant to a Subscription Agreement offered to accredited investors. The proceeds from the sale of the stock was and will be used for development and operating expenditures. Subsequent to June 30, 2009, the Company issued 1,000 shares of common stock for cash of $128 ($.12 per share).

On May 5, 2009, the Company issued an additional 75 million shares of common stock with a fair value of $15,000,000 ($0.20 per share) in connection with its acquisition of ALG Bio Oils Ltd.

On May 26, 2009, the Company issued 65 million shares of common stock with a fair value of $37,700,000 ($0.58 per share) to acquire 51% of the outstanding common shares of H-Power (Pty) Ltd.

During the three months ended June 30, 2009, the Company issued 1,356,500 shares of common stock for consulting services relating to its ALG Bio Oils Ltd. subsidiary. The shares were valued for financial accounting purposes at $786,770 ($.58 per share).

During the three months ended June 30, 2009, the Company issued 6,200,000 shares of common stock for consulting services relating to its H-Power (Pty) Ltd. subsidiary. The shares were valued for financial accounting purposes at $1,674,000 ($.27 per share).

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

b) Reports on Form 8-K

Form 8-K/A relating to the acquisition of H-Power (Pty) Ltd on May 26, 2009 was filed on August 12, 2009.

Form 8-K relating to the acquisition of H-Power (Pty) Ltd on May 26, 2009 was filed on June 23, 2009.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ODYSSEY OIL & ENERGY, INC

By: /s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President and Director