Form 10-Q
period 2009-09-30
Odyssey Oil & Gas, Inc.
filed 2009-11-23
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 19, 2009 was 292,566,500 shares.

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

Item 1. Financial Statements

Unaudited financial statements as of the quarter ended September 30, 2009 are submitted in compliance with Rule 210.8-03 of Regulation S-X.

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

PAGE	6
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED)

PAGES	7 – 9	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED)

PAGES	10 – 11	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED)

PAGES	12 - 22	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,274	$1,196
Total Current Assets	7,274	1,196

Property & equipment, net	1,000	1,000
Patent costs, net	82,872	-
TOTAL ASSETS	$91,146	$2,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,769	$77,060
Loans payable and accrued interest - related parties	578,420	312,209
Liabilities held for sale - discontinued operations	254,357	253,434
Total Liabilities	896,546	642,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Attributable to Odyssey Oil & Energy, Inc.:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 650,000,000 shares authorized,
292,566,500 and 143,742,500 shares issued and outstanding, respectively	29,256	14,375
Additional paid-in capital	82,093,678	26,786,251
Accumulated deficit during development stage	(81,764,473)	(27,127,703)
Accumulated other comprehensive income (loss)	(10,394)	3,434
Total	348,067	(323,643)
Non-controlling interest	(1,153,467)	(316,864)
Total Stockholders' (Deficit)	(805,400)	(640,507)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,146	$2,196

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the
					Period From
	For the Three	For the Three	For the Nine	For the Nine	May 28,2003
	Months Ended	Months Ended	Months Ended	Months Ended	(Inception)
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	to September 30, 2009

REVENUE	$-	$-	$-	$-	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	-	-	51,886
General and administrative	54,818	5,774	2,557,636	28,536	2,492,688
Professional fees	8,554	8,278	15,615	25,244	151,545
Amortization	-	-	-	-	33,400
Impairment of investment in oil and gas leases	-	-	-	-	247,931
Impairment of bio-fuels plant development contract	-	-	15,000,000	21,717,235	36,717,235
Impairment of Hybrid Battery Technology license	-	-	37,878,422	-	37,878,422
Total Operating Expenses	63,372	14,052	55,451,673	21,771,015	77,573,107

LOSS FROM CONTINUING OPERATIONS	(63,372)	(14,052)	(55,451,673)	(21,771,015)	(77,546,412)

OTHER INCOME (EXPENSE)
Interest income	-	-	1	-	2,794
Interest expense	(7,272)	(5,923)	(20,479)	(15,972)	(65,816)
Total Other Income (Expense)	(7,272)	(5,923)	(20,478)	(15,972)	(63,022)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(70,644)	(19,975)	(55,472,151)	(21,786,987)	(77,609,434)

Provision for Income Taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(70,644)	(19,975)	(55,472,151)	(21,786,987)	(77,609,434)

LOSS FROM DISCONTINUED OPERATIONS	-	(93,767)	(504)	(279,750)	(8,736,516)

NET LOSS	(70,644)	(113,742)	(55,472,655)	(22,066,737)	(86,345,950)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	12,914	-	835,885	-	835,885

NET LOSS ATTRIBUTABLE TO ODYSSEY OIL & ENERGY	(57,730)	(113,742)	(54,636,770)	(22,066,737)	(85,510,065)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(12,398)	852	(13,828)	900	(10,394)

COMPREHENSIVE LOSS	$(70,128)	$(112,890)	$(54,650,598)	$(22,065,837)	$(85,520,459)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)	$(0.25)	$(0.33)
Discontinued operations	-	-	-	-

Weighted average number of shares outstanding during the period - Basic and Diluted	292,566,478	143,742,500	218,181,159	66,559,270

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2009
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
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2009 (CONTINUED)
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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO SEPTEMBER 30, 2009 (CONTINUED)
(UNAUDITED)

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

In-kind contribution	-	-	-	-	9,000	-	-	-	9,000

Additional common shares issued in connection with acquisition of ALG Bio Oils Ltd. ($.20 per share)	-	-	75,000,000	7,500	14,992,500	-	-	-	15,000,000

Common shares issued to acquire 51% of outstanding common shares of H-Power (Pty) Ltd. ($.58 per share)	-	-	65,000,000	6,500	37,693,500	-	-	-	37,700,000

Common stock issued to consultant of ALG Bio Oils
Ltd. for services ($.58 per share)	-	-	1,356,500	135	786,635	-	-	-	786,770

Common stock issued to consultant of H-Power (Pty)
Ltd. for services ($.27 per share)	-	-	6,200,000	620	1,673,380	-	-	-	1,674,000

Common stock issued for cash ($.12 per share)	-	-	1,267,500	126	152,412	-	-	-	152,538

Other comprehensive income	-	-	-	-	-	-	(13,828)	-	(13,828)

Net loss, nine months ended September 30, 2009	-	-	-	-	-	(54,636,770)	-	-	(54,636,770)

Balance, September 30, 2009	-	$-	292,566,500	$29,256	$82,093,678	$(81,764,473)	$(10,394)	$-	$348,067

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the
			Period From
	For the Nine	For the Nine	May 28,2003
	Months Ended	Months Ended	(Inception)
	September 30, 2009	September 30, 2008	to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(54,636,266)	$(21,786,987)	$(76,773,549)
Loss from discontinued operations	(504)	(279,750)	(8,736,516)
Net loss	(54,636,770)	(22,066,737)	(85,510,065)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contributions	9,000	9,000	42,000
Stock issued for services	2,460,770	275,625	3,051,927
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,751
Impairment of bio-fuels plant development contract	15,000,000	21,717,235	36,717,235
Impairment of Hybrid Battery Technology license	37,877,520		37,877,520
Acquisition costs	-	-	8,245,592
Non-controlling interest	(835,885)	-	(1,153,274)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	7,187	6,496	378,702
Cash flows from operating activities in continuing operations	(118,178)	(58,381)	(69,212)
Cash flows from operating activities in discontinued operations	923	-	(189,742)
Net Cash Used In Operating Activities	(117,255)	(58,381)	(258,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable - related parties
Purchase of property and equipment	-	-	(116,331)
Purchase of website	-	(1,000)	(1,000)
Patent costs	(82,872)	-	(82,872)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	-	180	180
Acquisition of H-Power (Pty) Ltd. net of cash purchased	16	-	16
Cash flows from investing activities in continuing operations	(82,856)	(820)	(200,007)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Used In Investing Activities	(82,856)	(820)	(200,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on sale of common stock	152,539	-	152,539
Proceeds from loans payable	12,730		12,730
Repayment of loans payable	(12,730)		(12,730)
Proceeds from loans payable - related parties	55,410	65,844	306,788
Repayment of from loans payable - related parties	(4,260)	-	(4,869)
Cash flows from financing activities in continuing operations	203,689	65,844	454,458
Cash flows from financing activities in discontinued operations	-	-	3,286
Net Cash Provided By Financing Activities	203,689	65,844	457,744

EFFECT ON EXCHANGE RATE ON CASH	2,500	900	8,491

NET INCREASE IN CASH	6,078	7,543	7,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,196	450	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,274	$7,993	$7,274

See accompanying notes to condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the
Period From
	For the Nine	For the Nine	May 28,2003
	Months Ended	Months Ended	(Inception)
	September 30, 2009	September 30, 2008	to September 30, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$1,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2009, the Company issued 1,356,500 shares of common stock to consultants of ALG Bio Oils Ltd. for services rendered for a value of $786,770.

During the nine months ended September 30, 2009, the Company issued 6,200,000 shares of common stock to consultants of H-Power (Pty) Ltd. for services rendered for a value of $1,674,000.

During the nine months ended September 30, 2009, the Company issued an additional 75 million shares of common stock in connection with the acquisition of ALG Bio Oils Ltd.

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
AS OF SEPTEMBER 30, 2009
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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(C) Patent Costs

Patent costs totaling $82,872 incurred in connection with its Hybrid Battery Technology have been capitalized and accounted for in accordance with FASB Accounting Standards Codification No. 350, Intangibles- Goodwill and Other. Under FASB ASC No. 350, intangible assets with a finite useful life are amortized. An intangible asset with an indefinite useful life is not amortized but is reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings per Share.  As of September 30, 2009 and 2008, there were no common stock equivalents.

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
AS OF SEPTEMBER 30, 2009
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

(J) Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification No.740, Income Taxes.  Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K) Impairment

The Company accounts for any impairment in accordance with FASB Accounting Standards Codification No. 350, Intangibles- Goodwill and Other. FASB ASC No. 350, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(L) Recent Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

(M) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

The intangible asset was assigned to the Hybrid Battery Technology exclusive license. Because of the uncertainty of profitability and success of the technology and the uncertainty of the Company to successfully raise funds for this technology, the intangible asset was impaired during the nine months ended September 30, 2009.

NOTE 3	LOANS PAYABLE – RELATED PARTIES

During the nine months ended September 30, 2009, a related party advanced an additional $47,584 in partial payment of accounts payable due and other operating expenses. In addition, a principal repayment of $4,260 was made. The net advances, totaling $291,631 as of September 30, 2009, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable – related party was $62,652 as of September 30, 2009.

During the nine months ended September 30, 2009, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $17,672 in payment of operating expenses. The advances, totaling $48,102 as of September 30, 2009 including the amount assumed as part of the acquisition of $17,235, are non-interest bearing and are due at the discretion of the director.

Since acquisition, loan repayments of $1,993 were made to related parties of H-Power (Pty) Ltd., the Company’s 51% owned subsidiary. The advances, totaling $175,939 as of September 30, 2009 net of the amount assumed as part of the acquisition of $177,932, are non-interest bearing and are due at the discretion of the director.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

During the nine months ended September 30, 2009, the Company issued 1,267,500 shares of common stock for cash of $151,323 ($0.12 per share).

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

During the nine months ended September 30, 2009, the Company issued 1,356,500 shares of common stock for consulting services relating to its ALG Bio Oils Ltd. subsidiary. The shares were valued for financial accounting purposes at $786,770 ($.58 per share) based upon recent market prices of the Company.

During the nine months ended September 30, 2009, the Company issued 6,200,000 shares of common stock for consulting services relating to its H-Power (Pty) Ltd. subsidiary. The shares were valued for financial accounting purposes at $1,674,000 ($.27 per share) based upon recent market prices of the Company.

(C) In-kind Contribution

During the nine months ended September 30, 2009 and 2008, the Company recorded additional paid-in capital of $9,000 for the fair value of rent and services contributed to the Company by its president.

During 2007, 2006 and 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

a) Discontinued operations

The results of the discontinued operations for each of the three and nine months ended September 30, 2009 and 2008 are summarized as follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	-	(93,767)	(504)	(279,750)
Loss from discontinued operations	$-	$(93,767)	$(504)	$(279,750)

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

b) Assets and liabilities held for sale-discontinued operations

The Company has also reclassified the major classes of assets and liabilities in the Condensed Consolidated Balance Sheet in accordance with FASB Accounting Standards Codification No. 350, PPE, as follows:

	As of September 30, 2009	As of December 31, 2008
Assets	$-	$-
Accounts payable and accrued expenses	250,172	253,434
Notes payable	4,185	-
	$254,357	$253,434

NOTE 7	COMMITMENTS AND CONTINGENCIES

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

The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders.  As of September 30, 2009, no uranium reserves have been proven and no additional shares or loans are due under the agreement.  See Note 9.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

As of September 30, 2009, the required events have been completed and the additional 75 million shares due under the agreement were issued with a value for financial accounting purposes of $15,000,000 ($.20 per share) based upon recent market prices of the Company. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, this intangible asset was impaired during the nine months ended September 30, 2009.

NOTE 8	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is in the development stage with an accumulated deficit of $81,764,473, a working capital deficiency of $889,272 and net cash used in operations of $258,954 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

On October 26, 2009, management disposed of its interest in the assets and liabilities of MCA Uranium One (Pty) Limited.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 17, 2009, the date the financial statements were issued.

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

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa. The construction of the pilot plant was completed during the quarter ended June 30, 2009 and is undergoing various tests. This acquisition continues the Company’s strategy of investing in energy related enterprises.

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

On October 24, 2009 the Company entered into a contract with MCA Capital Assets (Pty) Ltd to mutually cancel the original agreement for the acquisition of the Uranium Prospect referred to above. The Company has no further obligations in regards to the original agreement. All its assets and liabilities have been reported separately on the balance sheet. All expenses have been reclassified to discontinued operations on the statement of operations.

Critical Accounting Policies and Changes to Accounting Policies

The Company historically has utilized the following critical accounting policies in making its more significant judgments and estimates used in the preparation of its financial statements:

Patent costs.  The Company accounts for patent costs in connection with its Hybrid Battery Technology in accordance with FASB Accounting Standards Codification No. 350, Intangibles- Goodwill and Other. Under FASB ASC No. 350, intangible assets with a finite useful life are amortized; an intangible asset with an indefinite useful life is not amortized but are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Income Taxes.  The Company accounts for income taxes under FASB Accounting Standards Codification No.740, Income Taxes. Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment.
The Company accounts for any impairment in accordance with FASB Accounting Standards Codification No. 350, Intangibles- Goodwill and Other. Under FASB ASC No. 350, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred.

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

Recent Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

Management’s Discussion and Analysis and Plan of Operations

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa.

During the quarter ended September 2008, Xstrata Alloys had ordered and paid for the pilot plant to be erected at the Boshoek smelter. Further the Company had identified and duplicated the strain of algae to be used in the pilot project with Xstrata Alloys. During the quarter ended June 30, 2009, the pilot plant was assembled at Boshoek and is currently running and being tested. The Company expects the pilot plant to be fully functional and most tests completed during the fourth quarter of 2009.

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

During the nine ended September 30, 2009, Global Investment Group, Inc., a third party, loaned the Company an additional $47,584 for partial payment of accounts payable due as of June 30, 2009 and other operating expenses. In addition, a principal repayment of $4,260 was made. The loans bear interest at 10% per annum, are unsecured and are due on demand.

During the nine months ended September 30, 2009, a related party advanced to ALG Bio Oils Ltd, $17,672 in payment of operating expenses. The advances are non-interest bearing and are due at the discretion of the director.

Since the acquisition on May 26, 2009, loan repayments of $1,993 were made to related parties of H-Power (Pty) Ltd., The loan balance due is non-interest bearing and is due at the discretion of the director.

Excluding impairments, total operating expenses increased to $2,573,251 from $53,780 for the nine months ended September 30, 2008. The increase was primarily due to consulting fees expensed of $2,460,770 relating to its ALG Bio Oils Limited and H-Power (Pty) Ltd subsidiaries. These consulting fees were primarily in payment of technological and promotional services rendered.

Total assets consist of cash of $7,274, website costs of $1,000 and patent costs of $82,872. Total liabilities consist of accounts payable and accrued expenses of $63,769, amounts due to related parties totaling $578,420 and liabilities held for sale – discontinued operations of $254,357. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited and H-Power (Pty) Ltd. funded all operating costs and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

The Company entered into an agreement with MCA Capital Assets (Pty) Ltd, the 51% shareholder in MCA Uranium One (Pty) Ltd for the mutual cancellation of the acquisition of the Uranium Prospect known as Springbok Flats. The Company has no further obligations in terms of the original acquisition agreement. Accordingly, all its assets and liabilities have been reported separately on the balance sheet. All expenses have been reclassified to discontinued operations on the statement of operations.  On October 26, 2009, management disposed of its interest in the assets and liabilities of MCA Uranium One (Pty) Limited.

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

In order to mitigate the above weaknesses, the Company will consider adding accounting staff but at a minimum will improve communication to its accounting firm in South Africa to ensure that all transactions are properly and timely recorded. In addition, management will conduct a more thorough review of all financial reports issued for completeness  reasonableness.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10Q.

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company issued 1,000 shares of common stock for cash of $128 ($.12 per share) pursuant to a Subscription Agreement offered to accredited investors. The proceeds from the sale of the stock was used for development and operating expenditures. These Securities were issued by the Company in reliance on Regulation S.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not. Applicable

Item 5.  Other Information

Not Applicable

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