Form 10-K
period 2009-12-31
Odyssey Oil & Gas, Inc.
filed 2010-04-15
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

As of April 14, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant based on a value of $0.98 per share on June 30, 2009 was $123,888,170.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 228,566,500 shares of common stock are issued and outstanding as of April 14, 2010.

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

On April 21, 2006, we began the realization of our new strategy by purchasing a 10% working interest in oil and gas leases in Texas from Centurion Gold Holdings, Inc., a related public company. During 2007, the well underwent various repairs but none of the repairs were successful. On January 15, 2008 it was decided to plug the well and abandon it. We do not expect to purchase other working interests in oil and gas wells in the future. However, the company will explore investments in other energy related enterprises.

On November 21, 2007 we entered into a new phase of our strategy by acquiring a Uranium Prospect known as Springbok Flats in the Bela Bela District of South Africa. After numerous months of due diligence and some geological work on samples provided to us, it was determined that it would not be viable to exploit the Uranium deposit. On October 24, 2009 the Company entered into a contract with MCA Capital Assets (Pty) Ltd to mutually cancel the original acquisition agreement. The Company has no further obligations in regards to the original agreement. All expenses have been reclassified to discontinued operations on the statement of operations.

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and had entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa. The pilot plant was completed during 2009 and the productivity of the algae growth and carbon capture is being tested and modified where appropriate. This acquisition continues the Company’s strategy of investing in energy related enterprises. The Company intends to expand the making of bio fuels from algae to other large mining Companies in South Africa.

On May 26, 2009, the Company acquired 51% of H-Power (Pty) Ltd. H-Power (Pty) Limited, a South African registered company, which owns an exclusive license to develop and market batteries based on patented Hybrid Battery Technology worldwide. However, on August 27, 2009, the Company entered into an agreement to cancel the purchase of the 51% of H-Power (Pty) Ltd. H-Power required substantial capital as well as a partner to develop a production line for the batteries based on its patented Hybrid Battery Technology. Despite making large loans to H-Power the Company was not able to secure the needed financing or a substantial partner. Under the circumstances, the Board of Directors believed it was in the best interests of the Company to enter into the cancellation agreement. The agreement called for the return of the 65 million common shares originally issued, the return of 4 million common shares issued to consultants and the repayment of all funds advanced since acquisition. On August 27, 2009 the agreement was officially cancelled.

The Company’s prime objective is still to invest in green and green energy related projects.

EMPLOYEES

The Company currently employs Arthur Johnson as its president and Nicolaas Theunissen as its vice-president. On December 3, 2009, Mr. Johnson received five million common shares valued for financial accounting purposes at $400,000 ($.08 per share) as compensation for prior years’ services. In addition, officer compensation totaling $500,000 ($250,000 each) was accrued for the current year. These individuals are also directors.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office facility is presently located in space owned by our president. During 2009, the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings as of the date of this Form 10 K.

ITEM 4. REMOVED AND RESERVED

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was approved for an unpriced quotation on the Over the Counter Bulletin Board on October 19, 2004.

As of April 14, 2010, there were 128 shareholders of record of our common stock and a total of 228,566,500 common shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Information

	Year ended Dec. 31, 2009	Year Ended Dec. 31, 2008	For the Period May 28, 2003 (Inception) to Dec. 31, 2009
Revenue	$-	$-	$26,695
Loss from continuing operations	(16,809,356)	(21,806,607)	(39,101,453)
Loss from discontinued operations	(23,558,654)	(304,437)	(32,139,852)
Loss from operations before income taxes	(16,809,356)	(21,806,607)	(39,101,453)
Net loss	(39,622,892)	(22,111,044)	(70,496,187)
Net loss per share basic and diluted:
Continuing operations	$(.08)	$(.17)
Discontinued operations	(.11)	-
Total	$(.19)	$(.17)
Weighted average number of shares outstanding during the period-basic and diluted	213,494,725	127,590,860

Balance Sheets Information

	Dec. 31, 2009	Dec. 31, 2008
Cash	$4,907	$1,196
Total Assets	735,496	2,196
Current Liabilities	982,872	642,703
Total Liabilities	982,872	642,703
Stockholders’ (Deficit)	(247,376)	(323,643)

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

On November 21, 2007 our Board of Directors authorized the purchase (the “Purchase”) of one hundred percent (100%) of a Uranium Prospect known as Springbok Flats in the Bela Bela District of South Africa. The rights were being held through MCA Uranium One (Pty) Ltd, a 49% (forty nine percent) owned subsidiary of Odyssey Oil & Energy, Inc. As a result of the Purchase, the Company issued 15,000,000 shares of the Company’s common stock at a purchase price of $0.28 per share. A further 10,000,000 shares of the Company's common stock were to be issued on receipt of the mining license and a further 25,000,000 shares of the Company's common stock were to be issued within a period of 18 months upon proving up of the Uranium Reserves. However, no further shares were issued. On October 24, 2009 the Company entered into a contract with MCA Capital Assets (Pty) Ltd to mutually cancel the original acquisition agreement. The Company has no further obligations in regards to the original agreement.

During 2007, the Leslie 1 Well of the BBB Area in Wharton Texas underwent various repairs to try and get the gas to start flowing again. The worst possible scenario occurred when it was discovered that the well had a split casing. All the partners in the well decided to allow Ventum Energy, the wells operator, to try and establish a gas pocket about half way up the well to trap the gas and pump it out. None of the repairs were successful and the gas pocket did not materialize. On January 15, 2008 it was decided to plug the well and abandon it.

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils. As a result of the purchase the Company issued 35,000,000 shares of the Company’s common stock with a fair value of $21,700,000. On June 22, 2009 the Company issued an additional 75,000,000 shares of the Company’s common stock with a value for financial accounting purposes of $15,000,000 as a result of the purchase. An additional impairment of $15,000,000 was recorded during the year ended December 31, 2009 as a result of the issuance.This acquisition continues the Company’s strategy of investing in energy related enterprises. The Company intends to expand the making of bio fuels from algae to other large mining Companies in South Africa.

On May 26, 2009, the Company acquired 51% of H-Power (Pty) Ltd. As a result of the purchase the Company issued 65,000,000 shares of the Company’s common stock with a value for financial accounting purposes of $37,700,000. However, on August 27, 2009, the Company entered into an agreement to cancel the purchase. On March 16, 2010 material terms of this agreement were complied with, the Company cancelled the 65,000,000 shares of the Company’s common stock and returned them to Treasury. The Company also received the first installment of its repayment of advances made of $91,000.

On October 24, 2009 the Company entered into a contract with MCA Capital Assets (Pty) Ltd to mutually cancel the original agreement for the acquisition of the Uranium Prospect referred to above. The Company has no further obligations in regards to the original agreement. All expenses have been reclassified to discontinued operations on the statements of operations.

Excluding the impairment of the bio-fuels development contract relating to the acquisition of ALG Bio Oils Limited, total operating expenses increased to $1,781,424 from $67,236 for the year ended December 31, 2009. The increase was primarily due to consulting fees expensed of $786,770 relating to its ALG Bio Oils Limited subsidiary and officer compensation expensed of $900,000. The consulting fees were primarily in payment of technological and promotional services rendered.

Total current assets consist of cash of $4,907, loans receivable of $729,589 and website costs of $1,000. Total liabilities consist of accounts payable and accrued expenses of $557,842 and amounts due to related parties totaling $425,030. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited funded all operating costs and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

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

On November 21, 2007 the Company purchased a Uranium Prospect known as Springbok Flats in the Bela Bela District, South Africa. The rights were being held through the company MCA Uranium One (Pty) Ltd a 49% (forty nine percent) owned subsidiary of the Company. The Company decided not to proceed with the exploration and exploitation of the Uranium Prospect as it would not have been financially viable. On October 24, 2009 the Company entered into a contract to mutually cancel the original acquisition agreement.

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa. The pilot plant was completed during 2009 and is currently in the test phase. This acquisition continues the Company’s strategy of investing in energy related enterprises.

On May 26, 2009, the Company acquired 51% of H-Power (Pty) Ltd. H-Power (Pty) Limited, a South African registered company, which owns an exclusive license to develop and market batteries based on patented Hybrid Battery Technology worldwide. In August 2009, the Company and H-Power (Pty) Ltd cancelled the purchase as H-Power required substantial capital as well as a partner to develop a production line for the batteries based on its patented Hybrid Battery Technology.

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

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2009, the Company had cash of $4,907, not sufficient to fund operations. Funding has been provided by and is expected to continue to be provided by Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited. Should these various parties be unable to continue funding operations, the Company may not be able to proceed with its business plan. The Company’s auditors have raised substantial doubt about our ability to continue as a going concern as sufficient cash is not on hand to continue operations for the next twelve months and operating losses are expected to continue. However, management has received verbal assurances from these related parties that such funding will continue as needed.

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

Income Taxes. The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes. Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment. The Company accounts for any impairment in accordance with FASB Accounting Standards Codification No. 350, Intangibles - Goodwill and Other. Under FASB ASC No. 350,  intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred.

Foreign Currency Translation. The functional currency of the Company is the United States Dollar.  The financial statements of the Company are translated to United States dollars using period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ deficit as other comprehensive income (loss).

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

Mr. Arthur Johnson who is our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that there is a material weakness in our internal control over financial reporting and that our financial reporting controls were not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified are:

The Company issued shares of common stock to various consultants of H-Power (Pty) Ltd. The Company was deficient in obtaining executed agreements for its files and in accounting for the various agreements. The Company also does not have sufficient accounting staff at its ALG Bio Oils Ltd. and H-Power (Pty) Ltd. subsidiaries in South Africa to ensure that all transactions are properly reconciled, and timely and properly reflected in the accounting records.  This insufficiency in accounting staff results in a lack of accounting expertise necessary for an effective system of internal control.

In order to mitigate the above weaknesses, the Company will consider adding accounting staff but at a minimum will improve communication to its accounting firm in South Africa to ensure that all transactions are properly supported and timely recorded. In addition, management will conduct a more thorough review of all financial reports issued for completeness  and reasonableness.

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

Mr. Arthur Johnson who is our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 as indicated above.

Webb & Company, P.A., the Company’s independent registered public accounting firm, has not issued an attestation report on the effectiveness of the Company’s internal controls over financial reporting since we are not yet required to comply with this provision of Section 404(B) of the Sarbanes-Oxley Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Nick Theunissen has over 15 years experience in strategic planning on a national level. He founded and owned a chrome mine on the Western Chrome Belt and a coalmine at Ermelo in South Africa. He co-founded the ferrochrome smelter SA Chrome & Alloys renamed to Merafe wich is currently owned by Xtrata. Nick also founded Alumicor an alluminium smelter at Pietermaritzburg which were taken over by an Australian group. He then founded ALG Western Oil Ltd. which was purchased by Odyssey Oil & Energy Inc. On August 26th, 2008, Mr. Theunissen was appointed Vice-President and Director of Odyssey Oil & Energy Inc.

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers earned by us during the years ended December 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Arthur Johnson: CEO, CFO	2009	250,000	0	400,000	0	0	0	0	650,000
	2008	0	0	0	0	0	0	0	0
Nicolaas Theunissen: VP	2009	250,000	0	0	0	0	0	0	250,000
	2008	0	0	0	0	0	0	0	0

Mr. Johnson received five million common shares valued for financial accounting purposes at $400,000 ($.08 per share) as compensation for prior years’ services.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the year ended December 31, 2009 by the executive officers named in the Summary Compensation Table.

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

Employment Agreements

As of December 31, 2009, we do not have employment agreements in place with our officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Johnson received five million common shares valued for financial accounting purposes at $400,000 ($.08 per share) as compensation for prior years’ services. In addition, officer compensation totaling $500,000 was accrued for the current year to Arthur Johnson and Nicolaas Theunissen.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of December 31, 2009, the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and (iv) all current directors and executive officers as a group.

Name and Address of Amount and Nature of   Beneficial Owner Beneficial Ownership (1) Percent of class

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner(1)	Percent of Class
Bio Oils Trust 17 GR, Xenopoulou Street limosol, Cyprus 3106	97,150,000	33.1%
Daros Limited P.O.Box 363 Rivonia, 2128 South Africa	17,820,000	6.1%
Arthur Johnson 18 George Ave Rivonia 2128 South Africa	5,000,000	1.7%
Interco Holdings Ltd CTV House, La Pouquelaye St. Helier, Jersey JE2 3GF	15,000,000	5.1%
All current directors and executive officers as a group	5,000,000	1.70%

(1)
Unless otherwise indicated, each of the persons named in the table above has sole voting and investment power with respect to the shares set forth opposite such person's name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2009 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other rights held by any other person.

The Company knows of no arrangement that may result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2009, the Company issued five million shares of common stock to its President as compensation for prior years’ services with a fair value $400,000.

During the years ended December 31, 2009 and 2008, a related party advanced an additional $62,584 and $62,728, respectively, in payment of operating and development expenses. In addition, principal repayments of $15,326 were made. These advances are unsecured, bear interest at 10% per annum and are due on demand.

During the year ended December 31, 2009 and 2008, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $37,984 and $4,314, respectively, in payment of operating expenses.  The loans are non-interest bearing and are due at the discretion of the director.

During 2005, 2006, 2007, 2008, and 2009 the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A) Audit Fees

The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-K for the fiscal year ended December 31, 2009 and for the review of quarterly financial statements included in Form 10-Q for the quarters ended March 31, June 30 and September 30, 2009 were $22,804

The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-K for the fiscal year ended December 31, 2008 and for the review of quarterly financial statements included in Form 10-Q for the quarters ended March 31, June 30 and September 30, 2008 were $9,112.

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

As of December 31, 2009, there were 128 shareholders of record of our common stock and a total of 228,566,500 shares outstanding.

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

On November 21, 2007 our Board of Directors authorized the purchase (the “Purchase”) of one hundred percent of a Uranium Prospect known as Springbok Flats in the Bela Bela District, South Africa. The rights were being held through the company MCA Uranium One (Pty) Ltd a wholly owned subsidiary of Odyssey Oil & Energy, Inc. As a result of the purchase, the Company issued 15,000,000 shares of the Company’s common stock at a purchase price of $.28 per share.

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils. As a result of the Purchase the Company issued 35,000,000 shares of the Company’s common stock at a purchase price of $.62 per share. On June 22, 2009 the Company issued a further 75,000,000 shares of the Company’s common stock at a purchase price of $.20 per share, on commissioning the pilot plant at Boshoek.

On May 5, 2009, the Company issued an additional 75 million shares at a purchase price of $0.20 per share in connection with the acquisition of ALG Bio Oils Ltd.

On May 26, 2009, the Company acquired 51% of H-Power (Pty) Ltd. H-Power (Pty) Limited.  As a result of the purchase, the Company issued 35,000,000 shares of the Company’s common stock at a purchase price of $.58 per share. In August, 2009, the Company officially cancelled the purchase of the 51% of H-Power (Pty) Ltd. As a result of the cancellation the Company, 65,000,000 shares of the Company’s common stock was returned to Treasury.

During the year ended December 31, 2009, the Company issued 1,356,500 shares of common stock for consulting services relating to its ALG Bio Oils Ltd. subsidiary at a purchase price of $.58 per share.

During the year ended December 31, 2009, the Company issued 2,200,000 shares of common stock for consulting services relating to former subsidiary H-Power (Pty) Ltd. at a purchase price of $.27 per share.

During the year ended December 31, 2009, the Company issued 5 million shares of common stock to an officer at a purchase price of $.08 per share.

During the year ended December 31, 2009, the Company issued 1,267,500 shares of common stock for cash at a purchase price of $0.12 per share.

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

On April 21, 2006, with the purchase referred to above, the Company disposed of CBM and returned to treasury 22,077,509 shares of the issued and outstanding common. As a result of the Purchase, Centurion Gold Holdings, Inc. became the controlling stockholder of the Company as a result of their ownership of approximately 64.3% (0% as of December 31, 2009) of the outstanding shares of common stock.

On June 16, 2008, with the purchase of ALG Western Oils (Pty) Ltd, and the additional issuance of 75 million common shares, Bio Oils Trust became the controlling shareholder of the Company as a result of their ownership of approximately 42.5% (20.9% as of December 31, 2008) of the outstanding shares of common stock.

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

On August 26, 2008, Nicolaas  Theunissen was appointed  to the Board and to serve as Chairman.

ODYSSEY OIL AND ENERGY, INC. (Registrant)

Dated: April 14, 2010

By:	/s/ Arthur Johnson
Arthur Johnson
Principal Executive Officer,
President, and Chief Financial Officer

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2009

PAGES	4 – 6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2009

PAGES	7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2009

PAGES	9 - 23	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Odyssey Oil & Energy, Inc.(F/K/A Odyssey Oil and Gas, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc.) and Subsidiaries (the “Company”) (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 and for the period from May 28, 2003 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Odyssey Oil & Energy, Inc. and Subsidiaries (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from May 28, 2003 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company is in the development stage with an accumulated deficit of $66,750,595, a working capital deficiency of $248,376 and stockholders’ deficit of $247,376 as of December 31, 2009, and net cash used in continuing operations of $243,349 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 14, 2010

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$4,907	$1,196
Loan Receivable	729,589	-
Total Current Assets	734,496	1,196

Property & Equipment, net	1,000	1,000
TOTAL ASSETS	$735,496	$2,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$557,842	$77,060
Loans payable and accrued interest - related parties	425,030	312,209
Liabilities held for sale - discontinued operations	-	253,434
Total Liabilities	982,872	642,703

COMMITMENTS & CONTINGENCIES	-	-

NON-CONTROLLING INTEREST	-	(316,864)

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 650,000,000 shares authorized,
228,566,500 and 143,742,500 shares issued and outstanding, respectively	22,857	14,375
Additional paid-in capital	66,473,078	26,786,251
Accumulated deficit during development stage	(66,750,595)	(27,127,703)
Accumulated other comprehensive income	7,284	3,434
Total Stockholders' Deficit	(247,376)	(323,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$735,496	$2,196

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the Period from May 28,2003
	For the Year Ended December 31,		(Inception) to December
	2009	2008	31, 2009

REVENUE	$-	$-	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	51,886
General and administrative	1,759,071	36,062	1,848,705
Professional fees	22,353	31,174	158,515
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Impairment of bio-fuels plant development contract	15,000,000	21,717,235	36,717,235
Total Operating Expenses	16,781,424	21,784,471	39,057,672

LOSS FROM CONTINUING OPERATIONS	(16,781,424)	(21,784,471)	(39,030,977)

OTHER INCOME (EXPENSE)
Interest income	1	4	2,794
Interest expense	(27,933)	(22,140)	(73,270)
Total Other Income (Expense)	(27,932)	(22,136)	(70,476)

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(16,809,356)	(21,806,607)	(39,101,453)

Provision for Income Taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(16,809,356)	(21,806,607)	(39,101,453)

GAIN ON DISPOSAL OF SUBSIDIARIES	745,118	-	745,118
LOSS FROM DISCONTINUED OPERATIONS	(23,558,654)	(304,437)	(32,139,852)

NET LOSS	(39,622,892)	(22,111,044)	(70,496,187)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	3,850	3,434	7,284

COMPREHENSIVE LOSS	$(39,619,042)	$(22,107,610)	$(70,488,903)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.08)	$(0.17)
Discontinued operations	(0.11)	(0.00)
Total Basic and Diluted Loss Per Common Share	$(0.19)	$(0.17)

Weighted average number of shares outstanding during the year -
Basic and Diluted	213,494,725	127,590,860

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2009

						Accumulated Deficit	Accumulated
					Additional	During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

Common stock issued to founders for cash ($.03 per share)	-	$-	7,500	$1	$249	$-	$-	$-	$250

Common stock issued for license ($.03 per share	-	-	49,500,000	4,950	1,645,050	-	-	-	1,650,000

Common stock issued to officer as compensation ($.03 per share)	-	-	21,375,000	2,138	710,362	-	-	-	712,500

Common stock issued for cash ($.03 per share)	-	-	2,400,000	240	79,760	-	-	-	80,000

Common stock issued for cash ($.15 per share)	-	-	833,334	83	124,917	-	-	-	125,000

Common stock issued to consultant for services ($.03 per share)	-	-	24,600,000	2,460	817,540	-	-	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	-	-	(1,737,805)

Balance, December 31, 2003	-	-	98,715,834	9,872	3,377,878	(1,737,805)	-	-	1,649,945

Common stock issued for cash ($.15 per share)	-	-	2,016,693	202	302,301	-	-	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	-	-	(551,203)

Balance, December 31, 2004	-	-	100,732,527	10,074	3,680,179	(2,289,008)	-	-	1,401,245

Common stock issued in reverse merger	-	-	33,292,500	3,329	(3,329)	-	-	-	-

Common stock issued to CEO & President for services ($.01 per share)	-	-	15,000,000	1,500	148,500	-	-	-	150,000

Common stock cancelled related to license rights ($.01 per share)	-	-	(49,500,000)	(4,950)	(490,050)	-	-	-	(495,000)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Warrants issued for non-exclusive license	-	-	-	-	143,238	-	-	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	-	-	(1,696,989)

Balance, December 31, 2005	-	-	99,525,027	9,953	3,490,538	(3,985,997)	-	-	(485,506)

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2009 (CONTINUED)

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO DECEMBER 31, 2009

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Additional common shares issued in connection with acquisition of ALG Bio Oils Ltd. ($.20 per share)	-	-	75,000,000	7,500	14,992,500	-	-	-	15,000,000

Common shares issued to acquire 51% of outstanding common shares of H-Power (Pty) Ltd. ($.58 per share)	-	-	65,000,000	6,500	37,693,500	-	-	-	37,700,000

Common stock issued to consultant of ALG Bio Oils Ltd. for services ($.58 per share)	-	-	1,356,500	135	786,635	-	-	-	786,770

Common stock issued to consultant of H-Power (Pty) Ltd. for services ($.27 per share)	-	-	2,200,000	220	593,780	-	-	-	594,000

Common shares issued to officer for services rendered ($.08 per share)			5,000,000	500	399,500	-	-	-	400,000

Common stock issued for cash ($.12 per share)	-	-	1,267,500	127	152,412	-	-	-	152,539

Cancellation of shares originally issued to acquire 51% of outstanding common shares of H-Power (Pty) Ltd. ($.23 per share)			(65,000,000)	(6,500)	(14,943,500)				(14,950,000)

Other comprehensive income	-	-	-	-	-	-	3,850	-	3,850

Net loss, 2009	-	-	-	-	-	(39,622,892)	-	-	(39,622,892)

Balance, December 31, 2009	-	$-	228,566,500	$22,857	$66,473,078	$(66,750,595)	$7,284	$-	$(247,376)

 See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period from May 28,2003 (Inception) to December
	2009	2008	31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,622,892)	$(22,111,044)	$(70,496,187)
Net loss from discontinued operations	(22,813,536)	(304,437)	(31,394,734)
Loss from continuing operations	(16,809,356)	(21,806,607)	(39,101,453)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating Activities:
In-kind contribution	12,000	12,000	33,000
Stock issued for services	1,186,769	-	1,198,769
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Impairment of bio-fuels plant development contract	-	21,717,235	21,717,055
Impairment in plant commissioning	15,000,000	-	15,000,000
Loss (Gain) on disposal of subsidiaries	23,407,430	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and
accrued expenses	508,716	12,263	627,949
Cash flows from operating activities in continuing
operations	(101,871)	(65,109)	(243,349)
Cash flows from operating activities in discontinued
operations	593,894	(3,801)	(440,497)
Net Cash Provided By (Used In) Operating Activities	492,023	(68,910)	(683,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(729,589)	-	(729,589)
Purchase of property and equipment	-	-	(116,331)
Purchase of website	-	(1,000)	(1,000)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	-	180	180
Cash flows from investing activities in continuing
operations	(729,589)	(820)	(846,740)
Cash flows from investing activities in discontinued
operations	-	-	-
Net Cash Used In Investing Activities	(729,589)	(820)	(846,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	152,539	-	152,539
Repayment of stockholder's loans	(15,326)	-	(15,935)
Proceeds from loans payable - related parties	94,280	67,042	345,658
Cash flows from financing activities in continuing
operations	231,493	67,042	482,262
Cash flows from financing activities in discontinued
operations	-	-	1,043,118
Net Cash Provided By Financing Activities	231,493	67,042	1,525,380

EFFECT ON EXCHANGE RATE ON CASH	9,784	3,434	10,113

NET INCREASE IN CASH	3,711	746	4,907
CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR	1,196	450	-
CASH AND CASH EQUIVALENTS AT END OF
YEAR	$4,907	$1,196	$4,907

See accompanying notes to consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,		For the Period from May 28,2003 (Inception) to December
	2009	2008	31, 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$1,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In August 2009, the agreement to acquire 51% of H-Power (Pty) Ltd was mutually recinded and 65 million shares were cancelled. The difference in the value of the shares of $22,750,000 was included in discontinued operations.

During 2009, the Company issued 5 million shares of common stock to an officer for services rendered for a value of $400,000.

During 2009, the Company issued 1,356,500 shares of common stock to consultants of ALG Bio Oils Ltd. for services rendered for a value of $786,770.

During 2009, the Company issued 2,200,000 shares of common stock to consultants of H-Power (pty) Ltd. for services rendered for a value of $594,000.

During 2009, the Company issued an additional 75 million shares of common stock in connection with the acquisition of ALG Bio Oils Ltd. for a value of $15,000,000.

On May 26, 2009, the Company issued 65 million shares of common stock to acquire 51% of the outstanding common shares of H-Power (Pty) Ltd. In August 2009 the agreement was mutually recinded and 65 million shares were cancelled. The difference in the value of the shares $22,750,000 was included in discontinued operations.

During 2008, accounts payable of $250,000 were incurred as a result of additional costs of investment in uranium mine.

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
DECEMBER 31, 2009 AND 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc. and previously Advanced Sports Technologies, Inc) is a Florida corporation incorporated on August 9, 2001. Effective September 20, 2008, the Articles of Incorporation were amended to change the name of the corporation to Odyssey Oil & Energy, Inc. Through its acquisition of ALG Bio Oils Ltd., the Company wholly owns a South African company that has a preferred contract with a company to develop a commercial bio-fuels plant (See Note 2). Through its acquisition of H-Power (Pty) Ltd, the Company has a 51% interest in a South African company that owns an exclusive license to design, develop, manufacture and market products based on the Hybrid Battery Technology worldwide (See Note 2). In August 2009 the agreement to acquire the 51% interest in H-Power (Pty) Ltd was mutually rescinded. In October 2009, the Company’s interest in Uranium Acquisition Corp., Inc. whose sole asset was a 49% interest in MCA Uranium One (Pty) Limited was transferred back to its original stockholders (See Note 8).

(B) Principles of Consolidation

The financial statements for 2009 and 2008 include the accounts of Odyssey Oil & Energy, Inc., Uranium Acquisition Corp., Inc. (“Uranium”) (a development stage company), whose sole asset is a 49% interest in MCA Uranium One (Pty) Limited through the date of disposal, and ALG Bio Oils Ltd. (a development stage company) acquired June 16, 2008. The financial statements for 2009 also include the accounts of H-Power (Pty) Ltd for the period May 26, 2009 to August 27, 2009. (a development stage company), a 51% ownership of which was acquired on May 26, 2009.  The agreement to acquire the 51% of H-Power (Pty) Ltd was mutually rescinded on August 27, 2009. All inter-company accounts during the period of consolidation have been eliminated.

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders. All amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations. CardioBioMedical Corporation originally merged with Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) on September 23, 2005. In August 2009 the agreement to acquire the 51% interest in H-Power (Pty) Ltd was mutually rescinded. In October 2009, the Company’s interest in Uranium Acquisition Corp., Inc. whose sole asset was a 49% interest in MCA Uranium One (Pty) Limited was transferred back to its original stockholders (See Note 8). Therefore as of December 31, 2009, also included in discontinued operations is Uranium Acquisition Corp, Inc. and H-Power (Pty) Ltd.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Odyssey Oil & Energy, Inc. (F/K/A Odyssey Oil & Gas, Inc. and previously Advanced Sports Technologies, Inc.) is hereafter referred to as the “Company.”

(C) Website Development Costs

The Company has adopted the provisions of Accounting Standards Codification No. 350, Intangibles - Goodwill and Other.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. For the years ended December 31, 2009 and 2008, the Company paid $0 and $1,000 respectively to develop its website.

(D) Loan Receivable

Upon acquiring H Power in May 2009, the Company invested $729,589 in the operations of H Power. As of December 31, 2009, H Power is a discontinued operation therefore these amounts are no longer eliminated in consolidation as an intercompany transaction and are owed to the Company as part of the cancellation agreement. (See Note 12)

(E) Patent Costs

Patent costs totaling $82,872 incurred in connection with its Hybrid Battery Technology have been capitalized and accounted for in accordance with FASB Accounting Standards Codification No. 350, Intangibles - Goodwill and Other. Under FASB ASC No. 350. Intangible assets with a finite useful life are amortized. An intangible asset with an indefinite useful life is not amortized but is reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. Patent costs are included in the loss from discontinued operations (See Note 8).

 (F) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including loans receivable, accounts payable and accrued expenses and loans payable – related parties approximate fair value due to the relatively short period to maturity for these instruments.

(G) Revenue Recognition

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(H) Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings per Share.  As of December 31, 2009 and 2008, there were no common stock equivalents.

(J) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

(K) Use of Estimates

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

(L) Stock Split

Effective May 1, 2008, the Board of Directors approved a 3 for 1 stock split. As a result of the stock split, all share and per share data have been retroactively adjusted to give effect to the stock split.

(M) Impairment

The Company accounts for any impairment in accordance with FASB Accounting Standards Codification No. 350, Intangibles - Goodwill and Other. Under FASB ASC No. 350, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(N) Foreign Currency Translation

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

(O) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and           the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 15, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

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
DECEMBER 31, 2009 AND 2008

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

NOTE 2	ACQUISITIONS

(A) Hybrid Battery Technology Company

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

The intangible asset was assigned to the Hybrid Battery Technology exclusive license. Because of the uncertainty of profitability and success of the technology and the uncertainty of the Company to successfully raise funds for this technology, the intangible asset was impaired during the year ended December 31, 2009.

In August, 2009, the agreement was cancelled and the original common shares issued were returned at a price of $0.23 per share. Accordingly, all amounts relating to the operations of H- Power (Pty) Ltd. have been reflected as discontinued operations (see Note 8).

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(B) Bio-Fuels Company

On June 16, 2008, the Company acquired 100% of the outstanding common shares of ALG Bio Oils Ltd., a Cyprus development stage company, through a share purchase agreement.  ALG Bio Oils Ltd. owns 100% of the outstanding shares of ALG Western Oil (Pty) Ltd., a South African company that has a preferred contract with a company to develop a commercial bio-fuels plant. The Company issued 35 million restricted common shares with a fair value of $21,700,000. An additional 75 million restricted common shares were contingent upon the occurrence of future specific events. These additional shares were issued on May 5, 2009 (See Note 9) and an additional impairment of $15,000,000 was recorded.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$180
Intangible asset	21,717,235
Total Assets Acquired	21,717,415
Loans payable	(17,415)
Net Assets Acquired	$21,700,000

The intangible asset was assigned to the bio-fuels plant development contract. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, the intangible asset was impaired during the years ended December 31, 2009 and 2008 of $15,000,000 and $21,717,235 respectively.

(C) Mining Company

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

Accounting Standards Codification No 810- consolidation provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. Under FASB ASC No. 810 requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

As of November 20, 2007, the Company owned a 49% interest in MCA through it’s acquisition of Uranium Acquisition Corp, Inc. The Company had agreed to provide financial support to MCA to fund all exploration costs up to the point of proving the existence of ore. The Company had concluded that MCA meets the definition of a VIE because MCA is dependent on the Company for its funding and was consolidated with the Company.

The Company issued 15 million restricted common shares with a fair value of $4,250,000 ($0.28 per share based upon latest traded closing price). Under FASB Accounting Standards Codification No. 360, “Accounting   for the Impairment or Disposal of Long-Lived Assets” and SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations,” the purchase price has been expensed as acquisition costs. In addition, during the year ended December 31, 2008, the Company incurred other costs related to its investment totaling $250,000. These additional costs have been impaired as the Company has determined that there are no commercially minable deposits. The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at December 31, 2008, was an increase in the Company’s assets of $5 and an increase in the Company’s liabilities of $620,934. The Company also recognized non-controlling income of $316,864 for the year ended December 31, 2008. In October 2009, the Company’s interest in Uranium Acquisition Corp., Inc. was transferred back to its original stockholders (See Note 8).

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

During the years ended December 31, 2009 and 2008, a related party advanced an additional $62,584 and $62,728, respectively, in payment of operating and development expenses. In addition, principal repayments of $15,326 were made. These advances, totaling $295,565 and $251,593 as of December 31, 2009 and 2008, respectively, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable – related party was $70,106 and $42,173 as of December 31, 2009 and 2008, respectively.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Subsequent to December 31, 2009, an additional $2,500 in payment of operating expenses was advanced (See Note 13).

During the year ended December 31, 2009 and 2008, a related party advanced to ALG Bio Oils Ltd, the Company’s wholly owned subsidiary, $37,984 and $4,314, respectively, in payment of operating expenses. In addition, as of December 31, 2008, the Company assumed as part of the acquisition $17,235 of notes payable. These advances, totaling $59,359 and $21,279 as of December 31, 2009 and 2008, respectively non-interest bearing and are due at the discretion of the director. Subsequent to December 31, 2009, approximately $10,244 was repaid to a related party for advances during 2009. (See Note 12).

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

During the year ended December 31, 2009, the Company issued 1,267,500 shares of common stock for cash of $152,539 ($0.12 per share).

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

 (B) Common Stock Issued for Services

During 2003, the Company issued 21,375,000 shares of common stock for officer compensation valued for financial accounting purposes at $712,500 ($0.033 per share) based upon recent cash offering prices. The initial 7,500 shares issued upon formation of the corporation were purchased for $.033 per share.

During 2003, the Company issued 49,500,000 shares of common stock for licensing rights valued for financial accounting purposes at $1,650,000 ($0.033 per share, the price paid for the initial 7,500 shares issued upon formation of the corporation) based upon recent cash offering prices.  During 2005, these 49,500,000 shares of common stock were cancelled pursuant to a settlement agreement dated September 16, 2005. Under the terms of this agreement, a nontransferable warrant for 19,500,000 common shares at $0.033 per share was issued for the nonexclusive right to the technology. This warrant is exercisable between January 1, 2007 and December 31, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required by FASB Accounting Standards Codification No. 505, Equity Based Payments with the following assumptions: expected dividend yield 0%, volatility 1%, risk-free interest rate of return of 3.28% and expected life of 7 years.  The value of $143,238 was recorded as intangible license rights and will be amortized over the patent life of approximately 14 years.

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

During the year ended December 31, 2009, the Company issued 1,356,500 shares of common stock for consulting services relating to its ALG Bio Oils Ltd. subsidiary. The shares were valued for financial accounting purposes at $786,770 ($.58 per share) based upon recent market prices of the Company.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

During the year ended December 31, 2009, the Company issued 2,200,000 shares of common stock for consulting services relating to former subsidiary H-Power (Pty) Ltd. The shares were valued for financial accounting purposes at $594,000 ($.27 per share) based upon recent market prices of the Company.

During the year ended December 31, 2009, the Company issued 5 million shares of common stock to an officer. The shares were valued for financial accounting purposes at $400,000 ($.08 per share) based upon recent market prices of the Company.

(C) In-Kind Contribution

During the years ended December 31, 2009, 2008, 2007, 2006, and 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

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

On June 16, 2008, the Company issued 35 million restricted common shares with a fair value of $21,700,000 ($0.62 per share based upon latest traded closing price) to acquire 100%
of the outstanding common shares of ALG Bio Oils Ltd. (See Note 2).

On May 5, 2009, the Company issued an additional 75 million shares with a fair value of $15,000,000 ($0.20 per share based upon latest traded closing price) in connection with the acquisition of ALG Bio Oils Ltd. (See Note 2).

On May 26, 2009, the Company issued 65 million restricted common shares with a fair value of $37,700,000 ($0.58 per share based upon latest traded closing price) to acquire 51% of the outstanding common shares of H-Power (Pty) Ltd. (See Note 2). These shares were cancelled on August 27, 2009 upon the cancellation agreement between the Company and H-Power (Pty) Ltd at $0.23 per share ($14,950,000). The Company recognized a loss on the cancellation agreement of $1,080,000, which has been included in the gain on disposal of subsidiaries on the Statement of Operations.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6	RELATED PARTY TRANSACTIONS

See Notes 4 and 5.

NOTE 7	INCOME TAXES

Income tax expense (benefit) for the periods ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Current:
Federal	$-	$-
State	-	-
Deferred - Federal and State	-	-

Income tax expense (benefit)	$-	$-

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2009 and 2008 as follows:

	2009	2008

U.S. Federal income tax expense (benefit)	$(13,469,307)	$(7,517,755)
State income tax expense (benefit)	(1,438,047)	(802,631)
Permanent difference	5,368,628	54,116
Effect on net operating loss carryforward	9,538,726	8,266,270

	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$9,776,734	$238,008
Total gross deferred tax assets	9,776,734	238,008
Less valuation allowance	(9,776,734)	(238,008)

Net deferred tax assets	$-	$-

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

At December 31, 2009, the Company had a net operating loss carryforward of approximately $9,776,734 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2029.  All other losses incurred by the Company prior to the change in control are not available due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control.  The net change in the valuation allowance during the year ended December 31, 2009 was an increase of $9,538,726.

NOTE 8	DISCONTINUED OPERATIONS

Pursuant to an agreement to dispose of the assets and liabilities of its interest in H- Power (Pty) Ltd., all amounts relating to its operations have been reflected as discontinued operations.  Also included are the disposal of the assets and liabilities of its interest in MCA Uranium One (Pty) Limited on October 24, 2009.

a) Discontinued operations

The results of the discontinued operations for each of the years ended December 31, 2009 and 2008 are summarized as follows:

	Year ended December 31,
	2009	2008	Inception
Revenue	$-	$-	$-
Operating expenses	(23,558,654)	(304,437)	(32,139,852)
Gain on disposal of subsidiaries	745,118	-	745,118
Loss from discontinued operations	$(22,813,536)	$(304,437)	$(31,394,734)

b) Assets and liabilities held for sale-discontinued operations

The Company has also reclassified the major classes of assets and liabilities in the Consolidated Balance Sheet in accordance with FASB Accounting Standards Codification No. 350, Intangibles - Goodwill and Other, as follows:

	As of December 31, 2009	As of December 31, 2008
Cash	$-	$-
Patent costs	-	-
Accounts payable and accrued expenses	-	253,434
Notes payable	-	-
	$-	$253,434

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The agreement requires each shareholder to provide funding based on the shareholders’ percentage of the pro rata amount of shares held based on the future funding requirements of Uranium. If a shareholder does not provide the required loans, the agreement gives the remaining shareholders the right to force the sale of shares held by the non-compliant shareholder. The agreement gives the controlling interest shareholders the right of first refusal on any shares held by the Company at a price to be determined by the shareholders.  As of December 31, 2008, no uranium reserves have been proven and no additional shares have been issued under the agreement, however during the year ended December 31, 2008, the Company incurred other costs related to its investment totaling $250,000. These additional costs have been impaired as the Company has determined that there are no commercially minable deposits. In October 2009, the Company’s interest in Uranium Acquisition Corp., Inc. was transferred back to its original stockholders (See Note 8).

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
DECEMBER 31, 2009 AND 2008

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

As of December 31, 2009, the required events have been completed and the additional 75 million shares due under the agreement were issued with a value for financial accounting purposes of $15,000,000 ($.20 per share) based upon recent market prices of the Company. Because of the uncertainty of completion and success of the project and the uncertainty of the Company to successfully raise funds for this project, this intangible asset was impaired during year ended December 31, 2009.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with an accumulated deficit of $66,750,595, a working capital deficiency of $248,376 as of December 31, 2009 and net cash used in continuing operations of $243,349 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, related parties have funded our operating cash requirements. Management has received verbal assurances from these related parties that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to continue to develop its interests in ALG Bio Oils Ltd. and execute its plan of operations and continue as a going concern.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11	SEGMENT REPORTING

The accounting policies of the segments are the same as those described in “Organization and Basis of Presentation” above. The Company’s business is currently conducted principally in South Africa. As of December 31, 2009 and 2008, the Company had $3,902 and $593, respectively, of assets located in South Africa.

The following table summarizes segment information:

Year Ended December 31, 2009	Bio Fuels	Other	Consolidated
Impairment expense	$15,000,000	$-	$15,000,000
Purchase of property and equipment	-	-	-
Net Loss	(15,814,463)	(994,893)	(16,809,356)

Total Assets	3,902	2,005	5,907
Total Liabilities	59,263	1,020,459	1,079,722

Year Ended December 31, 2008	Bio-Fuels	Other	Consolidated
Impairment expense	$21,717,235	$250,000	$21,967,235
Purchase of property and equipment	-	(1,000)	(1,000)
Net Loss	(21,724,198)	(386,846)	(22,111,044)

Total Assets	593	1,603	2,196
Total Liabilities	21,729	620,974	642,703

NOTE 12	SUBSEQUENT EVENTS

Subsequent to December 31, 2009, an additional $2,500 was advanced by a related party. These advances are unsecured, bear interest at 10% per annum and are due on demand (Note 4).

Subsequent to December 31, 2009, approximately $10,244 was repaid from ALG Western Oils (Pty) Ltd, the Company’s wholly owned subsidiary, to a related party. The loans are non-interest bearing and are due at the discretion of the director (Note 4).

Subsequent to December 31, 2009 the Company entered into an understanding to invest in Hylem Water (Pty) Ltd. The Company made an initial investment of approximately $14,500. Further investments totaling approximately $2,590,000 are due by August 31, 2010 for a total investment by the Company of 51%.

Subsequent to December 31, 2009 an amount of approximately $27,500 was advanced by related parties to ALG Western Oils (Pty) Ltd to make the initial investment in Hylem Water (Pty) Ltd. The loans were non-interest bearing and have been repaid to the related parties.

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 14, 2010, the date the financial statements were issued.

