Form 10-Q
period 2010-03-31
Odyssey Oil & Gas, Inc.
filed 2010-05-24
CIK 1160798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 21 was 228,566,500 shares.

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

Item 1. Financial Statements

Unaudited condensed consolidated financial statements as of the quarter ended March 31, 2010 are submitted in compliance with Rule 210.8-03 of Regulation S-X.

ODYSSEY OIL & ENERGY, INC.  & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGES	7 – 9	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGES	10 – 11	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGES	12 - 20	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$24,920	$4,907
Loans receivable, net of allowance for doubtful accounts of $594,000 and $0, respectively	47,851	729,589
Total Current Assets	72,771	734,496

Property & Equipment, net	1,000	1,000
Loan receivable - Hylem Water (Pty) Ltd.	25,780	-

TOTAL ASSETS	$99,551	$735,496

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$670,559	$557,842
Loans payable and accrued interest - related parties	435,119	425,030
Total Liabilities	1,105,678	982,872

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 650,000,000 shares authorized,
228,566,500 shares issued and outstanding	22,857	22,857
Additional paid-in capital	66,476,078	66,473,078
Accumulated deficit during development stage	(67,511,125)	(66,750,595)
Accumulated other comprehensive income	6,063	7,284
Total Stockholders' Deficit	(1,006,127)	(247,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,551	$735,496

See accompanying notes to unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three	For the Three	For the Period from
	Months Ended	Months Ended	May 28,2003 (Inception)
	March 31, 2010	March 31, 2009	to March 31, 2010

REVENUE	$-	$-	$26,695

OPERATING EXPENSES
Drilling costs and expenses	-	-	51,886
General and administrative	148,730	16,358	1,997,435
Professional fees	10,297	12,609	168,812
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Impairment of bio-fuels plant development contract	-	-	36,717,235
Total Operating Expenses	159,027	28,967	39,216,699

LOSS FROM CONTINUING OPERATIONS	(159,027)	(28,967)	(39,190,004)

OTHER INCOME (EXPENSE)
Interest income	-	1	2,794
Interest expense	(7,503)	(6,331)	(80,773)
Total Other Income (Expense)	(7,503)	(6,330)	(77,979)

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(166,530)	(35,297)	(39,267,983)

Provision for Income Taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(166,530)	(35,297)	(39,267,983)

GAIN ON DISPOSAL OF SUBSIDIARIES	-	-	745,118
LOSS FROM DISCONTINUED OPERATIONS	(594,000)	(504)	(32,733,852)

NET LOSS	(760,530)	(35,801)	(71,256,717)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(1,221)	532	6,063

COMPREHENSIVE LOSS	$(761,751)	$(35,269)	$(71,250,654)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)
Total Basic and Diluted Loss per Common Share

Weighted average number of shares outstanding during the year -
Basic and Diluted	228,566,500	143,742,500

See accompanying notes to unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total
Common stock issued to founders for cash ($.03 per share)	-	$-	7,500	$1	$249	$-	$-	$-	$250

Common stock issued for license ($.03 per share	-	-	49,500,000	4,950	1,645,050	-	-	-	1,650,000

Common stock issued to officer as compensation ($.03 per share)	-	-	21,375,000	2,138	710,362	-	-	-	712,500

Common stock issued for cash ($.03 per share)	-	-	2,400,000	240	79,760	-	-	-	80,000

Common stock issued for cash ($.15 per share)	-	-	833,334	83	124,917	-	-	-	125,000

Common stock issued to consultant for services ($.03 per share)	-	-	24,600,000	2,460	817,540	-	-	-	820,000

Net loss for the period from May 28, 2003 (inception) to December 31, 2003	-	-	-	-	-	(1,737,805)	-	-	(1,737,805)

Balance, December 31, 2003	-	-	98,715,834	9,872	3,377,878	(1,737,805)	-	-	1,649,945

Common stock issued for cash ($.15 per share)	-	-	2,016,693	202	302,301	-	-	-	302,503

Net loss, 2004	-	-	-	-	-	(551,203)	-	-	(551,203)

Balance, December 31, 2004	-	-	100,732,527	10,074	3,680,179	(2,289,008)	-	-	1,401,245

Common stock issued in reverse merger	-	-	33,292,500	3,329	(3,329)	-	-	-	-

Common stock issued to officer for services ($.01 per share)	-	-	15,000,000	1,500	148,500	-	-	-	150,000

Common stock cancelled related to license rights ($.01 per share)	-	-	(49,500,000)	(4,950)	(490,050)	-	-	-	(495,000)

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Warrants issued for non-exclusive license	-	-	-	-	143,238	-	-	-	143,238

Net loss, 2005	-	-	-	-	-	(1,696,989)	-	-	(1,696,989)

Balance, December 31, 2005	-	-	99,525,027	9,953	3,490,538	(3,985,997)	-	-	(485,506)
See accompanying notes to unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2010 (CONTINUED)
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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 28, 2003 (INCEPTION) TO MARCH 31, 2010 (CONTINUED)
(UNAUDITED)

						Accumulated	Accumulated
					Additional	Deficit During	Other	Deferred
	Preferred Stock		Common Stock		Paid-In	Development	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Compensation	Total

In-kind contribution	-	-	-	-	12,000	-	-	-	12,000

Additional common shares issued in connection with acquisition of ALG Bio Oils Ltd. ($.20 per share)	-	-	75,000,000	7,500	14,992,500	-	-	-	15,000,000

Common shares issued to acquire 51% of outstanding common shares of H-Power (Pty) Ltd. ($.58 per share)	-	-	65,000,000	6,500	37,693,500	-	-	-	37,700,000

Common stock issued to consultant of ALG Bio Oils Ltd. for services ($.58 per share)	-	-	1,356,500	135	786,635	-	-	-	786,770

Common stock issued to consultant of H-Power (Pty) Ltd. for services ($.27 per share)	-	-	2,200,000	220	593,780	-	-	-	594,000

Common shares issued to officer for services rendered ($.08 per share)			5,000,000	500	399,500	-	-	-	400,000

Common stock issued for cash ($.12 per share)	-	-	1,267,500	127	152,412	-	-	-	152,539

Cancellation of shares originally issued to acquire 51% of outstanding common shares of H-Power (Pty) Ltd. ($.23 per share)			(65,000,000)	(6,500)	(14,943,500)				(14,950,000)

Other comprehensive income	-	-	-	-	-	-	3,850	-	3,850

Net loss, 2009	-	-	-	-	-	(39,622,892)	-	-	(39,622,892)

Balance, December 31, 2009	-	-	228,566,500	22,857	66,473,078	(66,750,595)	7,284	-	(247,376)

In-kind contribution	-	-	-	-	3,000	-	-	-	3,000

Other comprehensive (loss)	-	-	-	-	-	-	(1,221)	-	(1,221)

Net loss, three months ended March 31, 2010	-	-	-	-	-	(760,530)	-	-	(760,530)

Balance, March 31, 2010	-	-	$228,566,500	$22,857	$66,476,078	$(67,511,125)	$6,063	$-	$(1,006,127)
See accompanying notes to unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three	For the Period from
	Months Ended	Months Ended	May 28,2003 (Inception)
	March 31, 2010	March 31, 2009	to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(760,530)	$(35,801)	$(71,256,717)
Net loss from discontinued operations	(594,000)	(504)	(31,988,734)
Loss from continuing operations	(166,530)	(35,297)	(39,267,983)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	3,000	3,000	36,000
Stock issued for services	-	-	1,198,769
Amortization	-	-	33,400
Impairment of investment in oil and gas leases	-	-	247,931
Impairment of bio-fuels plant development contract	-	-	21,717,055
Impairment in plant commissioning	-	-	15,000,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	120,219	11,961	748,168
Cash flows from operating activities in continuing operations	(43,311)	(20,336)	(286,660)
Cash flows from operating activities in discontinued operations	-	(1,029)	(440,497)
Net Cash Used In Operating Activities	(43,311)	(21,365)	(727,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable	87,738	-	(641,851)
Loan receivable - Hylem Water (Pty) Ltd.	(25,780)		(25,780)
Purchase of property and equipment	-	-	(116,331)
Purchase of website	-	-	(1,000)
Acquisition of ALG Bio Oils Ltd. net of cash purchased	-	-	180
Cash flows from investing activities in continuing operations	61,958	-	(784,782)
Cash flows from investing activities in discontinued operations	-	-	-
Net Cash Provided By (Used In) Investing Activities	61,958	-	(784,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	-	-	152,539
Repayment of stockholder's loans	(35,693)	-	(51,628)
Proceeds from loans payable - related parties	38,280	21,533	383,938
Cash flows from financing activities in continuing operations	2,587	21,533	484,849
Cash flows from financing activities in discontinued operations	-	-	1,043,118
Net Cash Provided By Financing Activities	2,587	21,533	1,527,967

EFFECT ON EXCHANGE RATE ON CASH	(1,221)	532	8,892

NET INCREASE IN CASH	20,013	700	24,920
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,907	1,196	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,920	$1,896	$24,920
See accompanying notes to unaudited condensed consolidated financial statements.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three	For the Three	For the Period from
	Months Ended	Months Ended	May 28,2003 (Inception)
	March 31, 2010	March 31, 2009	to March 31, 2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$1,824

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

During 2008, accounts payable of $250,000 were incurred as a result of additional costs of investment in a uranium mine.

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
AS OF MARCH 31, 2010
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

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009.

Effective September 20, 2008, the Articles of Incorporation were amended to change the name of the corporation to Odyssey Oil & Energy, Inc.

On April 21, 2006, the Company exchanged all of its ownership in CardioBioMedical Corporation to the original stockholders. All amounts relating to the operations of CardioBioMedical Corporation have been reflected as discontinued operations. CardioBioMedical Corporation originally merged with Odyssey Oil & Gas, Inc. (F/K/A Advanced Sports Technologies, Inc.) on September 23, 2005. In August 2009 the agreement to acquire the 51% interest in H-Power (Pty) Ltd was mutually rescinded. In October 2009, the Company’s interest in Uranium Acquisition Corp., Inc. whose sole asset was a 49% interest in MCA Uranium One (Pty) Limited was transferred back to its original stockholders. Therefore as of March 31, 2010, also included in discontinued operations is Uranium Acquisition Corp, Inc. and H-Power (Pty) Ltd.

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(B) Principles of Consolidation

The financial statements for the quarter ended March 31, 2010 include the accounts of Odyssey Oil & Energy, Inc. and ALG Bio Oils Ltd. (a development stage company). The financial statements for 2009 include the accounts of Odyssey Oil & Energy, Inc., Uranium Acquisition Corp., Inc. (“Uranium”) (a development stage company), whose sole asset is a 49% interest in MCA Uranium One (Pty) Limited through the date of disposal, and ALG Bio Oils Ltd. (a development stage company). The financial statements for 2009 also include the accounts of H-Power (Pty) Ltd. (“H Power”) (a development stage company) for the period May 26, 2009 through August 27, 2009, a 51% ownership of which was acquired on May 26, 2009. The agreement to acquire the 51% of H-Power (Pty) Ltd was mutually rescinded on August 27, 2009. All intercompany accounts during the period of consolidation have been eliminated.

(D) Loans Receivable

Upon acquiring H Power in May 2009, the Company invested $729,589 in the operations of H Power. H Power is a discontinued operation therefore these amounts are no longer eliminated in consolidation as an intercompany transaction and are owed to the Company as part of the cancellation agreement. As of March 31, 2010, management determined that $594,000 of this receivable is uncollectible and has been expensed as a bad debt, included in the loss from discontinued operations.

(D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including loans receivable  and accounts payable and accrued expenses and loans payable – related parties approximate fair value due to the relatively short period to maturity for these instruments.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings per Share.  As of March 31, 2010 and 2009, there were no common stock equivalents.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(L) Recent Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 2	ACQUISITION

On February 25, 2010, the Company entered into an understanding to invest in Hylem Water (Pty) Ltd., a South African company engaged in water disinfection. The Company made an initial investment of $25,780. Further investments totaling approximately $2,390,000 (using the March 31, 2010 exchange rate) are due by August 31, 2010 for a total investment by the Company of 51%. As of March 31, 2010, the investment is being treated as a loan to Hylem Water (Pty) Ltd. as the terms of the agreement have not been finalized. When finalized and the total 51% investment has been made, Hylem Water (Pty) Ltd. will be consolidated with the Company.

NOTE 3	LOANS PAYABLE – RELATED PARTIES

During the three months ended March 31, 2010, a related party advanced an additional $12,500 in partial payment of operating expenses. These advances, totaling $308,065 as of March 31, 2010, are unsecured, bear interest at 10% per annum and are due on demand. Accrued interest for loans payable – related party was $77,609 as of March 31, 2010.

During the three months ended March 31, 2010, repayments totaling $9,913 were made to related parties of ALG Bio Oils Ltd, the Company’s wholly owned subsidiary. In addition, $25,780 was advanced by related parties to make the initial investment in Hylem Water (Pty) Ltd. These non-interest loans have been repaid (See Note 2). The advances, totaling $49,445 as of March 31, 2010 including the amount assumed as part of the acquisition of $17,235, are non-interest bearing and are due at the discretion of the director.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

During 2009, the Company issued 1,267,500 shares of common stock for cash of $152,539 ($0.12 per share).

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
AS OF MARCH 31, 2010
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

During 2009, the Company issued 1,356,500 shares of common stock for consulting services relating to its ALG Bio Oils Ltd. subsidiary. The shares were valued for financial accounting purposes at $786,770 ($.58 per share) based upon recent market prices of the Company.

During 2009, the Company issued 2,200,000 shares of common stock for consulting services relating to its former H-Power (Pty) Ltd. subsidiary. The shares were valued for financial accounting purposes at $594,000 ($.27 per share) based upon recent market prices of the Company.

During 2009, the Company issued 5 million shares of common stock to an officer for services rendered. The shares were valued for financial accounting purposes at $400,000 ($.08 per share) based upon recent market prices of the Company.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(C) In-kind Contribution

During the three months ended March 31, 2010 and 2009, the Company recorded additional paid-in capital of $3,000 for the fair value of rent and services contributed to the Company by its president.

During 2009, 2008, 2007, 2006 and 2005, the Company recorded additional paid-in capital of $12,000 for the fair value of rent and services contributed to the Company by its president.

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

NOTE 5	RELATED PARTY TRANSACTIONS

See Notes 3 and 4.

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 6	DISCONTINUED OPERATIONS

Pursuant to an agreement on August 27, 2009 to dispose of the assets and liabilities of its interest in H- Power (Pty) Ltd., all amounts relating to its operations have been reflected as discontinued operations.  Also included are the disposal of the assets and liabilities of its interest in MCA Uranium One (Pty) Limited on October 24, 2009.

The results of the discontinued operations for each of the three months ended March 31, 2010 and 2009 are summarized as follow:

	Three months ended
	March 31,		Inception
	2010	2009
Revenue	$-	$-	$-
Operating Expenses	(594,000)	(504)	(32,733,852)
Gain on disposal of subsidiaries	-	-	745,118
Loss from discontinued operations	$(594,000)	$(504)	$(31,988,734)

NOTE 7	SEGMENT REPORTING

The accounting policies of the segments are the same as those described in “Basis of Presentation” above. The Company’s business is currently conducted principally in South Africa. As of March 31, 2010 and 2009, the Company had $72,155 and $764, respectively, of assets located in South Africa.

The following table summarizes segment information:

Three Months Ended March 31, 2010	Bio-fuels	Other	Consolidated
Revenue	$-	$-	$-
Interest expense	-	(7,503)	(7,503)
Net Loss	(9,851)	(750,679)	(760,530)

Total Assets	72,155	27,396	99,551
Total Liabilities	49,349	1,056,329	1,105,678

ODYSSEY OIL & ENERGY, INC. & SUBSIDIARIES
(F/K/A ODYSSEY OIL & GAS, INC. & SUBSIDIARIES)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Three Months Ended March 31, 2009	Bio-fuels	Other	Consolidated
Revenue	$-	$-	$-
Interest expense	-	(6,331)	(6,331)
Net Loss	(1,839)	(33,962)	(35,801)

Total Assets	764	2,132	2,896
Total Liabilities	23,166	653,031	676,197

NOTE 8	CONCENTRATION OF CREDIT RISK

The Company has approximately $24,000 in foreign currency in South Africa subject to exchange rate risk.

NOTE 9	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage with an accumulated deficit of $67,511,125, a working capital deficiency of $1,032,907 and net cash used in operations of $286,660 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, related parties have funded our operating cash requirements. Management has received verbal assurances from these related parties that such funding will continue as needed. Based on these assurances, management expects that the Company will be able to develop its interests in ALG Bio Oils Ltd. and Hylem Water (Pty) Ltd. and execute its plan of operations and continue as a going concern.

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

On May 26, 2009, the Company acquired 51% of H-Power (Pty) Ltd. H-Power (Pty) Limited, a South African registered company, which owns an exclusive license to develop and market batteries based on patented Hybrid Battery Technology worldwide. However, on August 27, 2009, the Company entered into an agreement to cancel the purchase of the 51% of H-Power (Pty) Ltd. H-Power required substantial capital as well as a partner to develop a production line for the batteries based on its patented Hybrid Battery Technology. Despite making large loans to H-Power the Company was not able to secure the needed financing or a substantial partner. Under the circumstances, the Board of Directors believed it was in the best interests of the Company to enter into the cancellation agreement. The agreement called for the return of the 65 million common shares originally issued, 4 million common shares issued to consultants and the repayment of all funds advanced since acquisition.

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

There were no changes in accounting policies during the period.

Recent Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Management’s Discussion and Analysis and Plan of Operations

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make bio fuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a bio fuel project at the Boshoek smelter in South Africa.

During the quarter ended September 2008, Xstrata Alloys had ordered and paid for the pilot plant to be erected at the Boshoek smelter. Further the Company had identified and duplicated the strain of algae to be used in the pilot project with Xstrata Alloys. During the quarter ended June 30, 2009, the pilot plant was assembled at Boshoek and is currently running and being tested. The Company expects the pilot plant to be fully functional and most tests completed during the second quarter of 2010.

On February 25, 2010, the Company entered into an understanding to invest in Hylem Water (Pty) Ltd., a South African company engaged in water disinfection. The Company made an initial investment of $25,780. Further investments totaling approximately $2,390,000 (using the March 31, 2010 exchange rate) are due by August 31, 2010 for a total investment by the Company of 51%. As of March 31, 2010 this investment is being treated as an interest free loan to Hylem Water as the terms of the agreement have not been finalized.

During the three months ended March 31, 2010, Global Investment Group, Inc., a third party, loaned the Company an additional $12,500 in payment of operating expenses. The loans bear interest at 10% per annum, are unsecured and are due on demand.

During the three months ended March 31, 2010, repayments totaling $9,914 were made to related parties of ALG Bio Oils Ltd. In addition, $25,780 was advanced by related parties to make the initial investment in Hylem Water (Pty) Ltd. These non-interest loans have been repaid  All advances are non-interest bearing and are due at the discretion of the director.

Total operating expenses increased to $159,027 from $28,967 for the three months ended March 31, 2010 as compared to March 31, 2009.. The increase was primarily due to an accrual for officer compensation totaling $125,000.

Total current assets consist of cash of $24,920 and loans receivable of $47,851. Total current liabilities consist of accounts payable and accrued expenses of $670,559 and amounts due to related parties totaling $435,119. Global Investment Group, Inc. and various related parties of ALG Bio Oils Limited funded all operating costs and will continue to do so. Management has received verbal assurances from these related parties that such funding will continue as needed.

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

The material weakness identified is:

The Company does not have sufficient accounting staff at its ALG Bio Oils Ltd. subsidiary in South Africa to ensure that all transactions are properly reconciled, and timely and properly reflected in the accounting records.  This insufficiency in accounting staff results in a lack of accounting expertise necessary for an effective system of internal control.

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

Such evaluation did not identify any change in the company's internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10Q.

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

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