Form 10-Q
period 2021-06-30
C2E ENERGY, INC.
filed 2021-08-06
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2021 was 1,994,657,080 shares.

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

ii

Item 1. Financial Statements.

C2E ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable		$-
Note payable related parties	$65,527	5,000
Total liabilities	65,527	5,000

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding, June 30, 2021 and December 31,2020, respectively	1,000	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding June 30, 2020 and December 31, 2020	199,466	199,466
Additional paid in capital	70,857,492	70,558,869
Retained earnings (deficit)	(71,123,485)	(70,763,335)
Total Stockholders’ (Deficit)	(65,527)	(5,000)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2021
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses-related party	$330,405	-	$360,150	-
Total operating expenses	330,405	-	360,150	-
(Loss) from operations	(330,405)	-	(360,150)	-
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(330,405)	-	(360,150)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(330,405)	$-	$(360,150)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these financial statements.

C2E ENERGY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

Net loss	-	-	-	-	-	-	-

Balance, March 31, 2021	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

Net loss	-	-	-	-	-	-

Balance, June 30, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

						Additional		Total
	Preferred Stock		Common Stock			Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value		Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	1,994,657,080	$199,466		$70,558,869	$(70,763,335)	$(5,000)

Net loss	-	-	-	-		-	(29,745)	(29,745)

Balance, March 31, 2021	-	$-	1,994,657,080	$199,466		70,558,869	$(70,793,080)	$(34,745)

Net loss	-	-	-	-	-	-	(330,405)	(330,405)

Issuance of preferred stock for services	10,000,000	1,000				249,000		250,000

Forgiveness of related party debt						49,623		49,623

Balance, June 30, 2021	10,000,000	$1,000	1,994,657,080	$199,466		70,857,492	$(71,123,485)	$(65,527)

C2E ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30	June 30
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(360,150)	$-
Stock based compensation	250,000
Changes is assets and liabilities:
Accounts payable		-
Net cash provided by (used for) operating activities	(110,150)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	110,150
Net cash provided by (used for) financing activities	110,150	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

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

On June 28, 2021, as a result of a private transactions, 10,000,000 shares of Series A Preferred Stock, $0.0001 par value per share of the Company were transferred from Custodian Ventures, LLC to Hunthall Limited (the “Purchaser”). As a result, the Purchaser became an approximately 67% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him.

On June 28, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Arthur Li consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Arthur Li has been the Managing Director of Hunthall Limited from October 2019 through the present. From February 2019 to September 2019, he was a Corporate Finance Executive at Anglo Chinese Group Ltd. From July 2016 to December 2018, Arthur Li was the Director of Marketing at Transcosmos America Inc.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2021, the Company had no cash, negative working capital of 65,527 and an accumulated deficit of $70,857,492 .

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Currently, the Company is being funded by Hunthall Ltd. who has extended interest-free demand loans to the Company. There can no assurance that he will continue to fund the Company.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2021, and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, ”Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, ”Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

NOTE 3 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2021, and December 31, 2020, the balances of notes payable related party were $65,527 and $5,000, respectively. These interest free demand loans as of June 30, 2021 are being extended by Hunthall Limited .

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of June 30, 2021, and December 31, 2020, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in 2021 or 2020.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of June 30, 2021, and December 31, 2020, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021, and December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

C2E ENERGY, INC.

Dated: August 6, 2021	By:	/s/ Arthur Li
Arthur Li
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.