Form 10-Q
period 2021-09-30
C2E ENERGY, INC.
filed 2021-11-05
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-106299

C2E ENERGY INC.

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2021 was 1,994,657,080 shares.

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

ii

Item 1. Financial Statements.

C2E ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$140,527	$-
Note payable related parties	25,035	5,000
Total liabilities	165,562	5,000

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding, September 30, 2021 and December 31,2020, respectively	1,000	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding September 30, 2020 and December 31, 2020	199,466	199,466
Additional paid in capital	70,857,492	70,558,869
Retained earnings (deficit)	(71,223,520)	(70,763,335)
Total Stockholders’ (Deficit)	(165,562)	(5,000)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	$100,035	-	$460,185	-
Total operating expenses	100,035	-	460,185	-
(Loss) from operations	(100,035)	-	(460,185)	-
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(100,035)	-	(460,185)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(100,035)	$-	$(460,185)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these financial statements.

C2E ENERGY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

Net loss		–		–	–	-	-

Balance, March 31, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

Net loss		–		–	–	-	-

Balance, June 30, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

Net loss		–		–	–	-

Balance, September 30, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,763,335)	$(5,000)

Net loss		–		–	–	(29,745)	(29,745)

Balance, March 31, 2021	-	$-	1,994,657,080	$199,466	70,558,869	$(70,793,080)	$(34,745)

Net loss		–		–	–	(330,405)	(330,405)

Issuance of preferred stock for services	10,000,000	1,000			249,000		250,000

Forgiveness of related party debt					49,623		49,623

Balance, June 30, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,123,485)	$(65,527)

Net loss		–		–	–	(100,035)	(100,035)

Balance, September 30, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,223,520)	$(165,562)

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(460,185)	$-
Stock based compensation	250,000
Changes is assets and liabilities:
Accounts payable	140,527	-
Net cash provided by (used for) operating activities	(69,658)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	69,658
Net cash provided by (used for) financing activities	69,658	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

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

The new objective of the Company was to establish a medical device, the Cardio Spectrum Diagnostic System as the standard of care for the detection of early-stage ischemic heart disease. The Company’s strategy consisted of (i) attempting to obtain insurance reimbursement for the performance of the diagnostic test (ii) establish the device with cardiologists and (iii) finally gain acceptance and use by other physician specialties and hospitals. The Company was unsuccessful in its attempts to obtain insurance reimbursement and marketing CSD.

On April 21, 2006, we began the realization of our new strategy by purchasing a 10% working interest in oil and gas leases in Texas from Centurion Gold Holdings, Inc., a related public company.

On November 21, 2007, we entered into a new phase of our strategy by acquiring a Uranium Prospect known as Springbok Flats in the Bela District of South Africa.

On January 15, 2008, the Company’s well operator determined that the Leslie 1 Well of BBB Area, Wharton Texas, was no longer commercially viable and the well was plugged and abandoned.

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make biofuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a biofuel project at the Boshoek smelter in South Africa. The construction of the pilot plant was completed during the quarter ended June 30, 2009, and is undergoing various tests. This acquisition continues the Company’s strategy of investing in energy-related enterprises.

The Company intended to expand the making of biofuels from algae to other large mining companies in South Africa.

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

On February 10, 2021, the Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

On September 28, 2021, as a result of a private transaction, 10,000,000 shares of Series A Preferred Stock, $0.0001 par value per share of the Company were transferred from Custodian Ventures, LLC to Hunthall Limited (the “Purchaser”). As a result, the Purchaser became an approximately 67% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company and became the controlling shareholder. The consideration paid for the Shares was $250,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him.

On September 28, 2021, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and a Director. At the effective date of the transfer, Arthur Li consented to act as the new President, CEO, CFO, Treasurer, Secretary, and Chairman of the Board of Directors of the Company.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2021, the Company had no cash, negative working capital of $165,562, and an accumulated deficit of $71,223,520.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2021, and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2021, and December 31, 2020, the balances of notes payable related party were $25,035 and $5,000, respectively. These interest-free demand loans as of September 30, 2021, are being extended by Hunthall Limited.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of September 30, 2021, and December 31, 2020, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in 2021 or 2020.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of September 30, 2021, and December 31, 2020, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2021, and December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

The Company has no operations at this time and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase, or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity which desires access to the U.S. capital markets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2020, filed April 6, 2021, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

C2E ENERGY, INC.

Dated: November 5, 2021	By:	/s/ Arthur Li
Arthur Li
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.