Form 10-K
period 2021-12-31
C2E ENERGY, INC.
filed 2022-03-21
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 46,672,504. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 21, 2022, the registrant had 1,994,657,080 shares of common stock issued and outstanding.

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

Description of Business

 C2E Energy, Inc. (‘the Company”) f/k/as Odyssey Oil & Energy, Inc. was formed in Florida in August 2001 with the plan of becoming a direct marketing company that developed and marketed premium-quality, premium-priced, branded fitness, and exercise equipment to the home fitness equipment market. The original business plan included marketing products directly to consumers through a variety of direct marketing channels.

As an initial step, the Company licensed the rights to a portable gym subject to patent protection in the United States, which was eligible to be marketed under the trademark Better Buns. It was the Company’s intention for this product to be its first direct-marketed product. The Company was unsuccessful in its attempts to raise funding to pursue this goal and in May 2005, received notice that it was in breach of its license agreement for the Better Buns product and that the license was being terminated. Since inception to date, the Company has not generated any revenues through the sale of the Better Buns product or otherwise and has not engaged in any marketing activities due to limited funds and resources.

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

Employees

As of the date of this Report, we do not have employees. However, an entity controlled by our Chief Executive Officer provides part-time consulting services to us without compensation.

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

Because we are dependent upon Arthur Li, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a sole director and officer, Arthur Li, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

Further, because Mr. Li serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Li, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Li, is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Li, our Chief Executive Officer and sole director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended December 31, 2021 and 2020. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2021:
First Quarter	$0.115	$0.0029
Second Quarter	$0.114	$0.0312
Third Quarter	$0.0869	$0.0321
Fourth Quarter	$0.007	$0.032

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2020:
First Quarter*	$0.0085	$0.0016
Second Quarter*	$0.008	$0.002
Third Quarter*	$0.01	$0.0015
Fourth Quarter	$0.005	$0.0011

Holders

As of December 31, 2021 there were 3,076 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Colonial Stock Transfer, Inc. 66 Exchange Place, 1st floor Salt Lake City, UT 84111.

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

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 3, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
C2E Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C2E Energy, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 21, 2022

C2E ENERGY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$140,527	$-
Note payable related parties	130,188	5,000
Total liabilities	270,715	5,000

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding, December 31, 2021 and December 31,2020, respectively	1,000	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding December 31, 2021 and December 31, 2020	199,466	199,466
Additional paid in capital	70,857,492	70,558,869
Retained earnings (deficit)	(71,328,673)	(70,763,335)
Total Stockholders’ (Deficit)	(270,715)	(5,000)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

 STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	$565,338	5,000
Total operating expenses	565,338	5,000
(Loss) from operations	(565,338)	(5,000)
Other expense	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(565,338)	(5,000)
Provision for income taxes	-	-
Net (Loss)	$(565,338)	$(5,000)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these financial statements.

C2E ENERGY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,758,335)	$-

Net loss		-		-	-	(5,000)	(5,000)

Balance, December 31, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,763,335)	$(5,000)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,763,335)	$(5,000)

Net loss				-		(565,338)	(565,338)

Issuance of preferred stock for services	10,000,000	1,000			249,000		250,000

Forgiveness of related party debt					49,623		49,623

Balance, December 31, 2021	10,000,000	$1,000	1,994,657,080	$199,466	70,857,492	$(71,328,673)	$(270,715)

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(565,338)	$(5,000.00)
Stock based compensation	250,000	$-
Changes is assets and liabilities:
Accounts payable	140,527	-
Net cash provided by (used for) operating activities	(174,811)	(5,000)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	174,811	5,000
Net cash provided by (used for) financing activities	174,811	5,000

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

C2E Energy, Inc. (‘the Company”) f/k/as Odyssey Oil & Energy, Inc. was formed in Florida in August 2001 with the plan of becoming a direct marketing company that developed and marketed premium-quality, premium-priced, branded fitness, and exercise equipment to the home fitness equipment market. The original business plan included marketing products directly to consumers through a variety of direct marketing channels.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2021, the Company had no cash, negative working capital of $270,715 and negative retained earnings of $71,328,673.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company being funded by Hunthall Ltd. who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021, and December 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2021, and December 31, 2020, the balances of notes payable related party were $130,188 and $5,000 respectively. These interest-free demand loans as of September 30, 2021, are being extended by Hunthall Limited.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of December 31, 2021, and December 31, 2020, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in 2021 or 2020.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of December 31, 2021, and December 31, 2020, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021, and 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure control and procedures were not effective as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Arthur Li	32	Director, Chief Executive Officer, Treasurer, and Secretary

Mr. Li was appointed the sole officer and director of C2E Energy Inc. in September 2021, when Hunthall Limited acquired a controlling interest in the Company. Since October 2019 through the present,Mr. Li has been serving as the Managing Director of Hunthall Limited. Mr. Li was a Corporate Finance Executive at Anglo Chinese Group Ltd (Hong Kong) from February 2019 to September 2019. Mr. Li was the Marketing Director at Transcosmos America Inc int the US from July 2016 to December 2018. Mr. Li was a double major graduate of the University of Southern California in2013, with a B.A. in Philosophy, Politics, and Law and a B.A. in Social Sciences.

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

Delinquent Section 16(a) Reports

None

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended December 31, 2021 and 2020 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2021, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)(2)
Hunthall Limited (2)
(2) Arthur Li Managing Director is the beneficial owner of 10,000,000 shares of Preferred Stock convertible to common stock at a ratio of 40 to 1. If the preferred shares was converted to common stock Mr. Li’s ownership of the company would be approximately 66.7%		66.7%

All officers and directors		66.7%

5% Shareholders

Shee Fu, Rm 1904 Nam Wo Hong Bldg 148 Wing Lok St Sheung Wan, Hong Kong	269,000,000	13.49%
Roux And Sons, Hk Ltd Rm 1904 Nam Wo Bldg 148 Wing Lok St Sheung Wan, Hong Kong	320,500,000	16.07%
Weicheng Lou S3-302 Oujingcheng Garden Longgang Centre City Shenzhen Guangdong, China	189,750,000	9.51%
Tao Zeng Rm 402 Block 7b Jin Hu Lan Jun Bldg Dong Chen District Dong Guang, China	130,000,000	6.52%

(1)	Applicable percentages are based on 1,994,657,080 shares of Common Stock outstanding as of December 31, 2021. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers, CPA PC served as our independent auditors for the fiscal years ended December 31, 2021 and 2020.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2021	2020
Audit fees	$7,800	$7,800
Total fees paid or accrued to our principal accountant	$7,800	$7,800

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C2E Energy, Inc.

Dated: March 21, 2022	By:	/s/ Arthur Li
Arthur Li Chief Executive Officer (Principal Executive Officer)