Form 10-Q
period 2022-03-31
C2E ENERGY, INC.
filed 2022-05-16
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-106299

C2E ENERGY INC.

(Exact name of registrant as specified in its charter)

florida	65-1139235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Century Park East 2400 Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (424) 354-0990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2022 was 1,994,657,080 shares.

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

Item 1. Financial Statements.

C2E ENERGY, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$7,318	$-
Accounts payable-related party	224,527	140,527
Note payable related parties	156,665	130,188
Total liabilities	388,510	270,715

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, March 31, 2022, and December 31,2021, respectively	1,000	1,000
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding March 31, 2022, and December 31, 2021	199,466	199,466
Additional paid in capital	70,857,492	70,857,492
Accumulated deficit	(71,446,468)	(71,328,673)
Total Stockholders’ (Deficit)	(388,510)	(270,715)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	$117,795	$29,745
Total operating expenses	117,795	29,745
(Loss) from operations	(117,795)	(29,745)
Other expense	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(117,795)	(29,745)
Provision for income taxes	-	-
Net (Loss)	$(117,795)	$(29,745)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,763,335)	$(5,000)

Net loss	-	-	-	-	-	(29,745)	(29,745)

Balance, March 31, 2021	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,793,080)	$(34,745)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,328,673)	$(270,715)

Net loss	-	-	-	-	-	(117,795)	(117,795)

Balance, March 31, 2022	10,000,000	$1,000	1,994,657,080	$199,466	70,857,492	$(71,446,468)	$(388,510)

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(117,795)	$(29,745)
Stock based compensation
Changes is assets and liabilities:
Accounts payable	91,318	6,710
Net cash used for operating activities	(26,477)	(23,035)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	26,477	23,035
Net cash provided by (used for) financing activities	26,477	23,035

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2022, the Company had no cash, negative working capital of $388,510 and an accumulated deficit of $71,446,468.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – ACCOUNTS PAYABLE -RELATED PARTY AND NOTES PAYABLE-RELATED PARTY

As of March 31, 2022 and December 31, 2021 there was $224,527 and 140,527 in accounts payable due to related parties of Hunthall ltd. for service performed. Additionally, as of March 31, 2022, and December 31, 2021, the balances of notes payable related party were $156,665 and $130,188, respectively. These interest-free demand loans are being extended by Hunthall Limited.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of March 31, 2022, and December 31, 2021, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in three months ended 2022 or in the 2021 year.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of March 31, 2022, and December 31, 2021, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2022, and December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were no effective as of March 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021, filed April 6, 2021, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

C2E ENERGY, INC.

Dated: May 16, 2022	By:	/s/ Arthur Li
Arthur Li
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.