Form 10-Q
period 2022-06-30
C2E ENERGY, INC.
filed 2022-08-15
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 15, 2022 was 1,994,657,080 shares.

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

Item 1. Financial Statements.

C2E ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$7,318	$-
Accounts payable -related party	308,527	140,527
Note payable related parties	171,219	130,188
Total liabilities	487,064	270,715

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, June 30, 2022 and December 31,2021, respectively	1,000	1,000
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding June 30, 2022 and December 31, 2021	199,466	199,466
Additional paid in capital	70,857,492	70,857,492
Retained earnings (deficit)	(71,545,022)	(71,328,673)
Total Stockholders’ (Deficit)	(487,064)	(270,715)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	$98,554	$29,745	$216,349	$360,150
Total operating expenses	98,554	29,745	216,349	360,150
(Loss) from operations	(98,554)	(29,745)	(216,349)	(360,150)
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(98,554)	(29,745)	(216,349)	(360,150)
Provision for income taxes	-	-	-	-
Net (Loss)	$(98,554)	$(29,745)	$(216,349)	$(360,150)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,763,335)	$(5,000)

Net loss		-		-	-	(29,745)	(29,745)

Balance, March 31, 2021	-	$-	1,994,657,080	$199,466	70,558,869	$(70,793,080)	$(34,745)

Net loss		-		-	-	(330,405)	(330,405)

Issuance of preferred stock for services	10,000,000	1,000			249,000		250,000

Forgiveness of related party debt					49,623		49,623

Balance, June 30, 2021	10,000,000	$1,000	1,994,657,080	$199,466	70,857,492	$(71,123,485)	$(65,527)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,328,673)	$(270,715)

Net loss		-		-	-	(117,795)	(117,795)

Balance, March, 2022	10,000,000	$1,000	1,994,657,080	$199,466	70,857,492	$(71,446,468)	$(388,510)

Net loss		-		-	-	(98,554)	(98,554)

Balance, June 30, 2022	10,000,000	$1,000	1,994,657,080	$199,466	70,857,492	$(71,545,022)	$(487,064)

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(216,349)	$(360,150)
Stock based compensation	-	250,000
Changes is assets and liabilities:
Accounts payable	175,318	-
Net cash (used for) operating activities	(41,031)	(110,150)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	41,031	110,150
Net cash provided by financing activities	41,031	110,150

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2022, the Company had no cash, negative working capital of $487,064 and an accumulated deficit of $71,545,022.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – ACCOUNTS PAYABLE -RELATED PARTY AND NOTES PAYABLE-RELATED PARTY

As of June 30, 2022 and December 31, 2021 there was $308,527 and 140,527 in accounts payable due to related parties of Hunthall ltd. for service performed. Additionally, as of June 30, 2022, and December 31, 2021, the balances of notes payable related party were $171,219 and $130,188, respectively. These interest-free demand loans are being extended by Hunthall Limited.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of June 30, 2022, and December 31, 2021, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in three months ended 2022 or in the 2021 year.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of June 30, 2022, and December 31, 2021, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2022, and December 31, 2021.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were no effective as of June 30, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

C2E ENERGY, INC.

Dated: August 15, 2022	By:	/s/ Arthur Li
Arthur Li
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.