Form 10-K
period 2022-12-31
C2E ENERGY, INC.
filed 2023-03-30
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-106299

C2E ENERGY, INC.

(Exact name of registrant as specified in its charter)

Florida

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

65-1139235

(IRS Employer Identification No.)

1801 Century Park East 2400

Los Angeles, California 90067

(424) 354-0990

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23,664,932. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 30, 2023 the registrant had 1,994,657,080 shares of common stock issued and outstanding.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended December 31, 2022 and 2021. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2022:
First Quarter	$0.039	$0.023
Second Quarter	$0.02605	$0.008
Third Quarter	$0.024	$0.008
Fourth Quarter	$0.018	$0.015

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2021:
First Quarter*	$0.115	$0.0029
Second Quarter*	$0.114	$0.0312
Third Quarter*	$0.0869	$0.0321
Fourth Quarter	$0.007	$0.032

Holders

As of December 31, 2022 there were 3,076 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Colonial Stock Transfer, Inc. 66 Exchange Place, 1st floor Salt Lake City, UT 84111.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 3, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of

directors of C2E Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C2E Energy, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 30, 2023

C2E ENERGY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$7,318	$-
Accounts payable-related party	479,527	140,527
Note payable related parties	188,689	130,188
Total liabilities	675,534	270,715

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, December 31, 2022 and December 31, 2021, respectively	1,000	1,000
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding December 31, 2022, and December 31, 2021	199,466	199,466
Additional paid in capital	70,857,492	70,857,492
Accumulated deficit	(71,733,492)	(71,328,673)
Total Stockholders’ Deficit	(675,534)	(270,715)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses-related party	404,819	565,338
Total operating expenses	404,819	565,338
(Loss) from operations	(404,819)	(565,338)
Other expense	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	(404,819)	(565,338)
Provision for income taxes	-	-
Net (Loss)	$(404,819)	$(565,338)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these financial statements.

C2E ENERGY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	1,994,657,080	$199,466	$70,558,869	$(70,763,335)	$(5,000)

Net loss						(565,338)	(565,338)

Issuance of preferred stock for services	10,000,000	1,000			249,000		250,000

Forgiveness of related party debt				-	49,623		49,623

Balance, December 31, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,328,673)	$(270,715)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,328,673)	$(270,715)

Net loss		-		-	-	(404,819)	(404,819)

Balance, December 31, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,733,492)	$(675,534)

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(404,819)	$(565,338)
Stock based compensation	-	250,000
Changes is assets and liabilities:
Accounts payable	346,318	140,527
Net cash used in operating activities	(58,501)	(174,811)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	58,501	174,811
Net cash provided by financing activities	58,501	174,811

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Year	-	-
Cash At The End Of The Year	$-	$-

The accompanying notes are an integral part of these financial statements.

C2E ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On February 10, 2021, as a result of a custodianship in Palm Beach, Florida Case Number: 5021CA013695XXXXMB AB, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company. David Lazar is the managing member of Custodian.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2022, the Company had no cash, negative working capital of $675,534 and an accumulated deficit of $71,733,492.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – ACCOUNTS PAYABLE AND NOTES PAYABLE-RELATED PARTY

As of December 31, 2022, and December 31, 2021, the balances of notes payable related party were $188,689 and $130,188 respectively. These interest-free demand loans as of December 31, 2022 are being extended by Hunthall Limited. Additionally, as December 31, 2022 and 2021, the balances of accounts payable related party comprised primarily of management fees amounted to $479,527 and $140,527, respectively

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of December 31, 2022, and December 31, 2021, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in 2022 or 2021.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of December 31, 2022, and December 31, 2021, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2022, and 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure control and procedures were not effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Arthur Li	33	Director, Chief Executive Officer, Treasurer, and Secretary

Mr. Li was appointed the sole officer and director of C2E Energy Inc. in September 2021, when Hunthall Limited acquired a controlling interest in the Company. Since October 2019 through the present, Mr. Li has been serving as the Managing Director of Hunthall Limited. Mr. Li was a Corporate Finance Executive at Anglo Chinese Group Ltd (Hong Kong) from February 2019 to September 2019. Mr. Li was the Marketing Director at Transcosmos America Inc int the US from July 2016 to December 2018. Mr. Li was a double major graduate of the University of Southern California in2013, with a B.A. in Philosophy, Politics, and Law and a B.A. in Social Sciences.

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

Delinquent Section 16(a) Reports

None

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended December 31, 2022 and 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)(2)
Hunthall Limited (2)
(2) Arthur Li Managing Director is the beneficial owner of 10,000,000 shares of Preferred Stock convertible to common stock at a ratio of 40 to 1. If the preferred shares was converted to common stock Mr. Li’s ownership of the company would be approximately 66.7%		66.7%

All officers and directors		66.7%

5% Shareholders

Shee Fu,
Rm 1904 Nam Wo Hong Bldg 148 Wing Lok St Sheung Wan, Hong Kong	269,000,000	13.49%
Roux And Sons, Hk Ltd
Rm 1904 Nam Wo Bldg 148 Wing Lok St Sheung Wan, Hong Kong	320,500,000	16.07%
Weicheng Lou
S3-302 Oujingcheng Garden Longgang Centre City Shenzhen Guangdong, China	189,750,000	9.51%
Tao Zeng
Rm 402 Block 7b Jin Hu Lan Jun Bldg Dong Chen District Dong Guang, China	130,000,000	6.52%

(1)	Applicable percentages are based on 1,994,657,080 shares of Common Stock outstanding as of December 31, 2022. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers, CPA PC served as our independent auditors for the fiscal years ended December 31, 2022 and 2021.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2022	2021
Audit fees	$33,550	$7,800
Total fees paid or accrued to our principal accountant	$33,550	$7,800

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C2E Energy, Inc.

Dated: March 30, 2023	By:	/s/ Arthur Li
Arthur Li Chief Executive Officer (Principal Executive Officer)