Form 10-Q
period 2023-06-30
C2E ENERGY, INC.
filed 2023-08-11
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2023 was 1,994,657,080 shares.

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

Item 1. Financial Statements.

C2E ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$7,318	$7,318
Accounts payable -related party	653,527	479,527
Note payable related parties	229,673	188,689
Total liabilities	890,518	675,534

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, June 30, 2023 and December 31, 2022, respectively	1,000	1,000
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding June 30, 2023 and December 31, 2022	199,466	199,466
Additional paid in capital	70,857,492	70,857,492
Accumulated deficit	(71,948,476)	(71,733,492)
Total Stockholders’ Deficit	(890,518)	(675,534)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

C2E ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	93,409	98,554	214,985	216,349
Total operating expenses	93,409	98,554	214,985	216,349
(Loss) from operations	(93,409)	(98,554)	(214,985)	(216,349)
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(93,409)	(98,554)	(214,985)	(216,349)
Provision for income taxes	-	-	-	-
Net (Loss)	$(93,409)	$(98,554)	$(214,985)	$(216,349)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these unaudited financial statements.

C2E ENERGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,328,673)	$(270,715)

Net loss		-		-	-	(117,795)	(117,795)

Balance, March 31, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,446,468)	$(388,510)

Net loss		-		-	-	(98,554)	(98,554)

Balance, June 30, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,545,022)	$(487,064)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,733,492)	$(675,534)

Net loss		-		-	-	(121,575)	(121,575)

Balance, March 31, 2023	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,855,067)	$(797,109)

Net loss		-		-	-	(93,409)	(93,409)

Balance, June 30, 2023	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,948,476)	$(890,518)

The accompanying notes are an integral part of these unaudited financial statements.

C2E ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows From Operating Activities:
Net loss	$(214,985)	$(216,349)
Changes is assets and liabilities:
Accounts payable	174,000	175,318
Net cash (used in) operating activities	(40,985)	(41,031)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	40,985	41,031
Net cash provided by financing activities	40,985	41,031

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Year	-	-
Cash At The End Of The Year	$-	$-

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

Prior to February 2021, the Company has been dormant for approximately the last eight years.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2023, the Company had no cash, negative working capital of $890,518 and an accumulated deficit of $71,948,476.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Currently, the Company is being funded by Hunthall Ltd. who has extended interest-free demand loans to the Company. There can be no assurance that he will continue to fund the Company.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023, and December 31, 2022, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – ACCOUNTS PAYABLE -RELATED PARTY AND NOTES PAYABLE-RELATED PARTY

As of June 30, 2023 and December 31, 2022 there was $653,527 and $479,527 in accounts payable due to related parties of Hunthall Ltd. for service performed. Additionally, as of June 30, 2023, and December 31, 2022, the balances of notes payable related party were $229,673 and $188,689, respectively. These interest-free demand loans are being extended by Hunthall Limited.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of June 30, 2023, and December 31, 2022, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in the three months ended 2023, or in the 2022 year.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of June 30, 2023, and December 31, 2022, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2023, and December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of June 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

C2E ENERGY, INC.

Dated: August 11, 2023	By:	/s/ Arthur Li
Arthur Li
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.