Form 10-Q
period 2023-09-30
C2E ENERGY, INC.
filed 2023-11-13
CIK 1160798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2023 was 1,994,657,080 shares.

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

Item 1. Financial Statements.

C2E ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Accounts payable	$7,318	$7,318
Accounts payable -related party	740,527	479,527
Note payable related parties	237,200	188,689
Total liabilities	985,045	675,534

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred Series $0.0001 par value, 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, September 30, 2023 and December 31, 2022, respectively	1,000	1,000
Common stock, $0.0001 par value; 2,000,000,000 shares authorized, 1,994,657,080 shares issued and outstanding September 30, 2023 and December 31, 2022	199,466	199,466
Additional paid in capital	70,857,492	70,857,492
Accumulated deficit	(72,043,003)	(71,733,492)
Total Stockholders’ Deficit	(985,045)	(675,534)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

C2E ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	94,527	93,364	309,512	309,713
Total operating expenses	94,527	93,364	309,512	309,713
(Loss) from operations	(94,527)	(93,364)	(309,512)	(309,713)
Other expense	-	-	-	-
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(94,527)	(93,364)	(309,512)	(309,713)
Provision for income taxes	-	-	-	-
Net (Loss)	$(94,527)	$(93,364)	$(309,512)	$(309,713)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,994,657,080	1,994,657,080	1,994,657,080	1,994,657,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

C2E ENERGY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2021	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,328,673)	$(270,715)

Net loss	-	-	-	-	-	(117,795)	(117,795)

Balance, March 31, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,446,468)	$(388,510)

Net loss	-	-	-	-	-	(98,554)	(98,554)

Balance, June 30, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,545,022)	$(487,064)

Net loss	-	-	-	-	-	(93,364)	(93,364)

Balance, September 30, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,638,386)	$(580,428)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2022	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,733,492)	$(675,534)

Net loss	-	-	-	-	-	(121,575)	(121,575)

Balance, March 31, 2023	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,855,067)	$(797,109)

Net loss	-	-	-	-	-	(93,409)	(93,409)

Balance, June 30, 2023	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(71,948,476)	$(890,518)

Net loss	-	-	-	-	-	(94,527)	(94,527)

Balance, September 30, 2023	10,000,000	$1,000	1,994,657,080	$199,466	$70,857,492	$(72,043,003)	$(985,045)

The accompanying notes are an integral part of these unaudited condensed financial statements.

C2E ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(309,512)	$(309,713)
Changes is assets and liabilities:
Accounts payable	261,000	259,318
Net cash provided by (used in) operating activities	(48,512)	(50,395)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	48,512	50,395
Net cash provided by financing activities	48,512	50,395

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Year	-	-
Cash At The End Of The Year	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

C2E ENERGY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On June 16, 2008, the Company acquired ALG Bio Oils Limited, which in turn owns 100% of ALG Western Oils (Pty) Ltd. ALG Western Oils has the technology to make biofuel from algae and has entered into a Letter of Intent with Xstrata Alloys to begin a biofuel project at the Boshoek smelter in South Africa. The construction of the pilot plant was completed during the quarter ended September 30, 2009 and is undergoing various tests. This acquisition continues the Company’s strategy of investing in energy-related enterprises.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. As of September 30, 2023, the Company had no cash, negative working capital of $985,045 and an accumulated deficit of $72,043,003.

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

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023, and December 31, 2022, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 – ACCOUNTS PAYABLE -RELATED PARTY AND NOTES PAYABLE-RELATED PARTY

As of September 30, 2023 and December 31, 2022 there was $740,527 and $479,527 in accounts payable due to related parties of Hunthall Ltd. for service performed. Additionally, as of September 30, 2023, and December 31, 2022, the balances of notes payable related party were $237,200 and $188,689, respectively. These interest-free demand loans are being extended by Hunthall Limited.

NOTE 4 – EQUITY

Common Stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value, common stock. As of September 30, 2023, and December 31, 2022, there were 1,994,657,080 shares of Common Stock issued and outstanding.

The Company did not issue any common shares in the nine months ended September 30, 2023, or in the 2022 year.

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock at a par value of $0.0001. As of September 30, 2023, and December 31, 2022, there were 10,000,000 and -0- shares issued and outstanding, respectively. The preferred shares are convertible to common shares at a ratio of 40 to 1.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2023, and December 31, 2022.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the condensed financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that their disclosure controls and procedures were not effective as of September 30, 2023.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the condensed financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

C2E ENERGY, INC.

Dated: November 13, 2023	By:	/s/ Arthur Li
Arthur Li
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.